Form 10QSB
period 1999-12-31
CAPITAL ONE VENTURES CORP
filed 2000-02-14
CIK 1098307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


-------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended December 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to ____________ .

Commission File Number: ______________

-------------------------------------------------------------------------------

                           Capital One Ventures Corp.

        (Exact name of small business issuer as specified in its charter)

-------------------------------------------------------------------------------


           Delaware                                     98-0212763

  (Jurisdiction of Incorporation)           (I.R.S. Employer Identification No.)

           Suite 1650, Waterfront Centre,                 V6C 3L6
           200 Burrard Street,
           Vancouver, British Columbia
           Canada

       (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (604) 689-3355

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes
[x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,175,456 shares of Common Stock

                          PART I: FINANCIAL INFORMATION

To simplify the language in this document, Capital One Ventures Corp. is referred to as "We" or the "Company".

                          Item 1. Financial Statements












                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                              Financial Statements
                     December 31, 1999 and December 31, 1998
                (Unaudited - See Accountants' Compilation Report)

                         ACCOUNTANTS' COMPILATION REPORT







We have compiled the accompanying balance sheet of Capital One Ventures Corp. (formerly Sierra Madre Gold Corporation) as at December 31, 1999 and the statements of operations and cash flows for the three-month periods ended December 31, 1999 and December 31, 1998 in accordance with Statements on Standards for Accounting and Review services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and accordingly, do not express an opinion or any form of assurance on them.






                                                   N.I. Cameron Inc. (signed)

VANCOUVER, B.C.                                    CHARTERED ACCOUNTANTS
February 7, 2000



                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                                  Balance Sheet
                                December 31, 1999
                (Unaudited - See Accountants' Compilation Report)



                                     ASSETS

CURRENT
     Cash                                                                             $     1,293
                                                                                      ===========




                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                 $     2,183
     Loan payable (Note 2)                                                                 44,655
                                                                                      -----------
     Total current liabilities                                                             46,838
                                                                                      -----------


STOCKHOLDERS' DEFICIT
     Share capital
         Common stock - $0.0001 par value
         30,000,000 authorized;
          5,175,456 issued and outstanding                                                    518
         Preferred stock - $0.0001 par value
          5,000,000 authorized

     Additional paid-in capital                                                             4,657
     Deficit accumulated in the development stage                                        (50,720)
                                                                                      -----------
                                                                                         (45,545)
                                                                                      -----------

                                                                                        $   1,293
                                                                                      -----------

   The accompanying notes are an integral part of these financial statements.




                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                            Statements of Operations
               For the Three-Month Periods Ended December 31, 1999
                              and December 31, 1998
                (Unaudited - See Accountants' Compilation Report)


                                           Three Months           Period From   Three Months            Period from
                                                                   August 25,                            August 25,
                                                  Ended                  1997          Ended                   1997
                                               December              (date of       December               (date of
                                               31, 1999     incorporation) to       31, 1998      incorporation) to
                                                                     December                              December
                                                                     31, 1999                              31, 1998
                                         ---------------------------------------------------------------------------
Expenses
   Professional fees                     $        4,274    $        18,962      $          -    $          14,688
   Office and miscellaneous                       6,039             21,813               523                6,902
   Travel and entertainment                           -              5,025                 -                5,025
   Consulting                                         -              2,793                 -                2,793
                                         ---------------------------------------------------------------------------

Loss from Operations                            (10,313)           (48,593)             (523)             (29,408)
                                         ---------------------------------------------------------------------------

Other income (expenses)
   Gain on forgiveness of                             -             16,048                 -                    -
  debt by a stockholder
   Loss on settlement of
  debt                                                -           (13,000)                 -                    -
   Organization expense                               -            (5,000)                 -               (5,000)
   Loss on investment                                 -              (175)                 -                 (175)
                                         ---------------------------------------------------------------------------
                                                      -            (2,127)                 -               (5,175)
                                         ---------------------------------------------------------------------------

Net Loss for the Period                  $      (10,313)   $      (50,720)      $       (523)   $         (34,583)
                                         ===========================================================================

Loss per share -
   Basic and diluted                     $       (0.002)                        $     (0.000)
                                         ===============                        =============


   The accompanying notes are an integral part of these financial statements.


                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                            Statements of Cash Flows
               For the Three-Month Periods Ended December 31, 1999
                              and December 31, 1998
                (Unaudited - See Accountants' Compilation Report)


                                                     Three            Period From          Three           Period from
                                                    Months              August 25,        Months             August 25,
                                                     Ended                   1997          Ended                  1997
                                                  December               (date of       December              (date of
                                                  31, 1999      incorporation) to       31, 1998     incorporation) to
                                                                         December                             December
                                                                         31, 1999                             31, 1998
                                           ----------------------------------------------------------------------------
Cash flows used in operating activities
   Net loss for the period                 $      (10,313)    $         (50,720)    $      (523)     $        (34,583)
   Changes in operating
   assets and liabilities
       Accounts payable                             2,183                 2,183               -                     -
                                           ----------------------------------------------------------------------------

Net cash used in operating activities
                                                   (8,130)              (48,537)           (523)              (34,583)
                                           ----------------------------------------------------------------------------

Investing activities
   (Increase) Decrease in
  loan receivable                                       -                     -               -               (73,000)
                                           ----------------------------------------------------------------------------

Net cash provided by (used in) investing
activities                                              -                     -               -               (73,000)
                                           ----------------------------------------------------------------------------

Financing activities
   Advances from (to)
  stockholders                                          -                     -          (2,392)               67,513
   Increase in loan payable                         9,220                44,655               -                35,435
   Issuance of share capital                            -                 5,175               -                 5,175
                                           ----------------------------------------------------------------------------

Net cash provided by (used in) financing
activities                                          9,220                49,830          (2,392)              108,123

Cash at beginning of period                           203                     -           3,455                     -
                                           ----------------------------------------------------------------------------

Cash at end of period                      $        1,293     $           1,293     $       540      $            540
                                           ============================================================================



    The accompanying notes are an integral part of these financial statements

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                        Notes to the Financial Statements
                                December 31, 1999
                (Unaudited - See Accountants' Compilation Report)


1.   FORMATION AND BUSINESS OF THE COMPANY

     Capital One Ventures Corp. (the "Company") was incorporated in Delaware on August 25, 1997 as Sierra Madre Gold Corporation and changed its name on October 4, 1999.

     Prior to the merger (as defined below), the Company and SIEG Inc. were companies under common control.

     On September 16, 1997, SIEG Inc. ("SIEG") was merged into the Company on the basis of one share of SIEG for one share of the Company's common stock. The Company issued 5,175,456 shares of its common stock to the former stockholders of SIEG in connection with this merger.

     The merger has been accounted for in a manner similar to a pooling of interests. SIEG had not conducted any operations prior to the merger with the Company. The share capital of the Company has been presented giving affect to the exchange of shares from incorporation.

     The Company is a development stage company and its sole purpose at this time is to locate and consummate a merger or acquisition with an as yet unidentified private entity. Prior to the end of the six-month period ended March 31, 1998, the Company was engaged in the business of acquiring mineral resource properties. The Company was unable to acquire any such properties and this plan of business was abandoned.

     Since incorporation, a related company (see Note 2) provided administrative services and facilities to the Company for nil consideration and paid for expenses on behalf of the Company. It is anticipated that the Company will continue to receive non-interest-bearing advances from this related party to pay for future expenses as incurred.

2.   RELATED PARTY TRANSACTIONS

     A company controlled by a director of the Company has provided administrative services and facilities to the Company for nil consideration and pays expenses on behalf of the Company. The amount due to this company is without interest or stated terms of repayment. It is anticipated the Company will continue to receive non-interest-bearing advances from this company to pay for future expenses as incurred.

       Item 2. Management's Discussion and Analysis or Plan of Operations

         Other than the attempt to acquire Sierra Madre Gold de Mexico S.A. de C.V., a Mexican corporation ("Sierra Mexico"), we have not commenced any operational activities. In the next twelve months, we plan to seek out business opportunity candidates. To date, we have undertaken no efforts to seek out a business opportunity for the Company. We believe that this plan of operations will be conducted through the efforts of our current management and will not require any additional funds or personnel. We anticipate that business opportunities will be available to us through the contacts of our management. Other than through the contacts of our management, we do not have other plans to locate business opportunity candidates. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will be done by our management or under their direction. Management will investigate, to the extent they believe reasonable, such potential business opportunities. Due to management's limited experience in business analysis, they may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

         Since we will have no funds available to us in our search for business opportunities, we will not be able to expend significant funds on a complete investigation of a business opportunity. We anticipate that we will incur nominal expenses in the implementation of our business plan described herein. Because we have no capital with which to pay these expenses, our present management will pay any charges with their personal funds, as interest free demand loans without specific repayment terms to the Company. The only opportunity that we will have to repay these loans is from a prospective business opportunity. Our management has agreed that the repayment of any loans made on our behalf will not impede or be made conditional in any manner, to consummation of a proposed transaction.

         Management, however, has no commitment to loan funds to the Company. Such loans will be made at the sole discretion of management. In the event management ceases to provide loans to the Company, we will be unable to continue our search for business opportunity candidates. The Company has not and does not plan to consider alternate sources of funding.

         We have no particular business opportunity in mind and have not entered into any negotiations regarding any business opportunity. None of our management, affiliates or any promoters have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of a business opportunity between us and such other company as of the date of this registration statement.

         We will not restrict our search to any specific business, industry, or geographical location, and we may participate in a business opportunity of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business opportunity because we have no assets and limited financial resources.

         To date, we have not developed any criteria for the selection of business opportunities. We do not plan to develop specific criteria for the selection of business opportunities as this would have the effect of limiting the discretion of our management in selecting a business opportunity. We will be relying on the judgment of our Board of Directors to ensure that a business opportunity is fair, reasonable and in the best interest of the Company.

         We will seek to expand through business opportunities entailing risks which are not currently identified, and which you will not have a basis to evaluate. We may seek to expand our operations by acquiring companies in businesses that we believe will complement or enhance our company. We cannot assure you that we will be able to ultimately effect any acquisition, successfully integrate any acquired business in our operations or otherwise successfully develop our operations. We have not established any minimum criteria for any acquisition and our management may have complete discretion in determining the terms of any acquisition. Consequently, there is no basis for you to evaluate the specific merits or risks of any potential acquisition that we may undertake. We anticipate that our management will investigate, to the extent believed necessary, the business opportunity.

         Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of a fully reporting public company. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors.

         Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We do not have and will not have capital to provide the owners of business opportunities with any significant cash or other assets. However, we believe we can offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to become a fully reporting company. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-Ks, 10-Ks or 10-KSBs, agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act. Nevertheless, our management has not conducted market research and is not aware of statistical data which would support the perceived benefits for the owners of a business opportunity.

         We believe that there is a demand by non-public corporations for shell corporations that have a public distribution of securities, such as our Company. We believe that demand for shells has increased dramatically since the Securities and Exchange Commission imposed burdensome requirements on "blank check" companies pursuant to Regulation 419 of the Securities Act of 1933 (the "Act"). The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission and, as a result, has stimulated an increased demand for "shell" corporations. We have made the foregoing assumption, but there is no assurance that the same is accurate or correct and accordingly, no assurance can be made that we will be successful in locating a business opportunity.

         Prior to making a decision to recommend a business opportunity, we plan to request that we be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or services marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of present and required facilities; an analysis of risk and competitive conditions; and, other information deemed relevant.

         Upon the consummation of a transaction, we anticipate that our present management and shareholders will no longer be in control of the Company. In addition, our director may, as part of the terms of the business opportunity, resign and be replaced by new directors without a vote of our shareholders.

         We do not plan to raise any capital at the present time, by private placement, public offerings, pursuant to Regulation S promulgated under the Act, as amended, or by any means whatsoever. Further, we have no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a business opportunity.

         We anticipate that any securities issued in any such business opportunity would be issued in reliance upon exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of our transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a business opportunity, and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of a substantial amount of additional securities and their potential sale into any trading market which may develop for our securities, may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance. The completion of any business opportunity may result in a significant issuance of shares and substantial dilution to our present stockholders.

         We do not plan to make any changes in the number of our employees.

         During the quarterly period ended December 31, 1999 we incurred general and administrative expenses of $10,313, all of which were related to preparation of our audited financial statements for the year ended September 30, 1999 and the filing of our Form 10-SB with the Securities and Exchange Commission. Operating capital to pay for these expenses was funded by advances from Century Capital Management Ltd., a company controlled by our president. As at December 31, 1999 we were indebted to Century Capital Management Ltd. for a total of $44,655.

                           PART II: OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders

         On October 4, 1999 pursuant to ss.228 of the General Corporation Law of the State of Delaware our majority shareholders approved a resolution to change the name of the Company from Sierra Madre Gold Corporation to Capital One Ventures Corp. No proxies were solicited, as on October 4, 1999 we were not yet subject to the requirements of the Securities Exchange Act of 1934. Of the 5,175,456 shares outstanding on that date, 3,205,000 were voted in favor of the resolution.

         On October 4, 1999 the Certificate of Amendment of Certificate of Incorporation was filed with the State of Delaware Secretary of State.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended December 31, 1999, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

February 11, 2000

                                               CAPITAL ONE VENTURES CORP.
                                               A Delaware Corporation

                                               /s/  Andrew Hromyk
                                               ------------------
                                               By:  Andrew Hromyk
                                               Title: President
                                               Date: 2/11/00