Form 10QSB
period 2000-03-31
CAPITAL ONE VENTURES CORP
filed 2000-05-15
CIK 1098307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


-------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to
                                                 -------------    -------------

Commission File Number:

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

                          Item 1. Financial Statements












                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                              Financial Statements
                        March 31, 2000 and March 31, 1999
                                   (Unaudited)

                         INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors and Stockholders of Capital One Ventures Corp.
Vancouver, B.C., Canada


We have reviewed the accompanying balance sheet of Capital One Ventures Corp. as of March 31, 2000, the related statement of operations for the three-month and six-month periods then ended, and the related statement of cash flows for the six-month period then ended. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with generally accepted accounting principles.






                                                          "N.I. Cameron Inc."

Vancouver, B.C.                                           CHARTERED ACCOUNTANTS
May 9, 2000

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                                  Balance Sheet
                                 March 31, 2000
                                   (Unaudited)



                                     ASSETS
CURRENT
     Cash                                                                                       $     386
                                                                                                =========




                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                                                           $    1,379
     Loan payable (Note 5)                                                                          48,224
                                                                                                ----------
     Total current liabilities                                                                      49,603
                                                                                                ----------


STOCKHOLDERS' DEFICIT
     Share capital
         Common stock - $0.0001 par value
         30,000,000 authorized; 5,175,456 issued and outstanding                                       518
         Preferred stock - $0.0001 par value
           5,000,000 authorized

     Additional paid-in capital                                                                      4,657
     Deficit accumulated in the development stage                                                  (54,392)
                                                                                                ----------
                                                                                                   (49,217)
                                                                                                ----------

                                                                                                $      386
                                                                                                ==========


   The accompanying notes are an integral part of these financial statements.

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                            Statements of Operations
                 For the Six-Month and Three-Month Periods Ended
                        March 31, 2000 and March 31, 1999
                                   (Unaudited)



                                     Three           Three            Six            Six         Period          Period
                                     Months          Months           Months         Months       from            from
                                     Ended           Ended            Ended          Ended        August 25,     August 25,
                                     March 31,       March 31,        March 31,      March 31,    1997            1997
                                     2000              1999            2000           1999       (date of        (date of
                                                                                                  incorp'n)      incorp'n)
                                                     (Note 1)                       (Note 1)      to March 31,   to March 31,
                                                                                                  2000            1999
                                                                                                                  (Note 1)
                                 -------------------------------------------------------------------------------------------
Expenses
  Office and miscellaneous       $      2,195   $     1,023    $      8,234  $      1,546  $      24,008    $        7,925
  Professional fees                     1,477             -           5,751             -         20,439            14,688
  Travel and entertainment                  -             -               -             -          5,025             5,025
  Consulting                                -             -               -             -          2,793             2,793
                                 -------------------------------------------------------------------------------------------

Loss from operations                  (3,672)       (1,023)        (13,985)       (1,546)       (52,265)          (30,431)
                                 -------------------------------------------------------------------------------------------
                                 -------------------------------------------------------------------------------------------

Other income (expenses)
  Gain on forgiveness of
     debt by a stockholder                  -             -               -             -         16,048                 -
  Loss on settlement of debt                -             -               -             -       (13,000)                 -
  Organization expense                      -             -               -             -        (5,000)           (5,000)
  Loss on investment                        -             -               -             -          (175)             (175)
                                 -------------------------------------------------------------------------------------------
                                            -             -               -             -        (2,127)           (5,175)
                                 -------------------------------------------------------------------------------------------

Net Loss for the Period          $    (3,672)   $   (1,023)    $   (13,985)  $    (1,546)  $    (54,392)    $     (35,606)
                                 ===========================================================================================

Loss per Share-
  Basic and diluted              $    (0.001)  $    (0.000)    $    (0.003)  $    (0.000)
                                 ==========================================================




   The accompanying notes are an integral part of these financial statements.

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                            Statements of Cash Flows
                         For the Six-Month Periods Ended
                        March 31, 2000 and March 31, 1999
                                   (Unaudited)



                                                      Six Months          Period From       Six Months         Period From
                                                           Ended      August 25, 1997            Ended     August 25, 1997
                                                  March 31, 2000   (date of incorp'n)      March 31,1999  (date of incorp'n)
                                                                    to March 31, 2000       (Note 1)     to March 31, 1999
                                                                                                                  (Note 1)
                                                ---------------------------------------------------------------------------
Cash flows used in operating activities
  Net loss for the period                       $   (13,985)       $  (54,392)         $     (1,546)    $   (35,606)
  Changes in operating assets and
      liabilities
          Accounts payable                             1,379             1,379                     -               -
                                                -------------------------------------------------------------------------

Net cash used in operating activities               (12,606)          (53,013)               (1,546)        (35,606)
                                                -------------------------------------------------------------------------

Investing activities
  (Increase) decrease in loan                              -                 -                     -        (73,000)
   receivable
                                                -------------------------------------------------------------------------

Net cash provided by (used in)
  investing activities                                     -                 -                     -        (73,000)
                                                -------------------------------------------------------------------------

Financing activities
  Advances from (to) stockholders                          -                 -               (1,062)          68,843
  Increase in loan payable                            12,789            48,224                     -          35,435
  Issuance of share capital                                -             5,175                     -           5,175
                                                -------------------------------------------------------------------------

Net cash provided by (used in)
  financing activities                                12,789            53,399               (1,062)         109,453
                                                -------------------------------------------------------------------------

Increase (decrease) in cash during the period            183               386               (2,608)             847

Cash at beginning of period                              203                 -                 3,455               -
                                                -------------------------------------------------------------------------

Cash at end of period                           $        386     $         386         $         847    $        847
                                                =========================================================================


   The accompanying notes are an integral part of these financial statements.

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)



1.   COMPARATIVE FIGURES

     The comparative figures for the period ended March 31, 1999 were neither audited nor reviewed.


2.   FORMATION AND BUSINESS OF THE COMPANY

     Sierra Madre Gold Corporation (the "Company") was incorporated in Delaware on August 25, 1997.

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

     The Company is a development stage company and its sole purpose at this time is to locate and consummate a merger or acquisition with an as yet unidentified private entity. Prior to the end of the six month period ended March 31, 1998, the Company was engaged in the business of acquiring mineral resource properties. The Company was unable to acquire any such properties and this plan of business was abandoned.

     Since incorporation, a related company (see note 5) provided administrative services and facilities to the Company for nil consideration and paid for expenses on behalf of the Company. It is anticipated that the Company will continue to receive non-interest bearing advances from this related party to pay for future expenses as incurred.

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)


3.       SIGNIFICANT ACCOUNTING POLICIES

     Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.


     Income taxes
     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance in respect of amounts considered by management unlikely to be realized in future periods.


4.       SHARE CAPITAL

     Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.


5.       RELATED PARTY TRANSACTIONS

     A company controlled by a director of the Company has provided administrative services and facilities to the Company for nil consideration and pays expenses on behalf of the Company. The amount due to this company is without interest or stated terms of repayment. It is anticipated the Company will continue to receive non-interest bearing advances from this company to pay for future expenses as incurred.


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

         During the quarterly period ended March 31, 2000 we incurred general and administrative expenses of $13,985, all of which were related to preparation of our audited financial statements for the year ended September 30, 1999, the filing of our Form 10-SB, the preparation of our first quarter financial statements for the period ended December 31, 1999 and the filing of our Form 10-QSB with the Securities and Exchange Commission. Operating capital to pay for these expenses was funded by advances from Century Capital Management Ltd., a company controlled by our president. As at March 31, 2000 we were indebted to Century Capital Management Ltd. for a total of $48,224.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

May 12, 2000

                                             CAPITAL ONE VENTURES CORP.
                                             A Delaware Corporation


                                             /s/ Andrew Hromyk
                                             --------------------------
                                             By:  Andrew Hromyk
                                             Title: President
                                             Date: 5/12/00