Form 10QSB
period 2000-06-30
CAPITAL ONE VENTURES CORP
filed 2000-08-11
CIK 1098307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


-------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from              to              .
                                                 ------------    -------------

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

                          Item 1. Financial Statements








                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                              Financial Statements
                         June 30, 2000 and June 30, 1999
                                   (Unaudited)

                         INDEPENDENT ACCOUNTANTS' REPORT





To the Board of Directors and Stockholders of Capital One Ventures Corp.
Vancouver, B.C., Canada


We have reviewed the accompanying balance sheet of Capital One Ventures Corp. as of June 30, 2000, the related statement of operations for the three-month and nine-month periods then ended, and the related statement of cash flows for the nine-month period then ended. These financial statements are the responsibility of the Corporation's management.

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







                                                         "N.I. Cameron Inc."

Vancouver, B.C.                                          CHARTERED ACCOUNTANTS
July 24, 2000



                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                                  Balance Sheet
                                  June 30, 2000
                                   (Unaudited)



                                     ASSETS

                                     CURRENT
     Cash                                                          $    189
                                                                   ========




LIABILITIES AND STOCKHOLDERS' DEFICIT

                               CURRENT LIABILITIES
     Accounts payable                                              $    582
     Loan payable (Note 5)                                           51,274
                                                                   --------
     Total current liabilities                                       51,856
                                                                   --------


                              STOCKHOLDERS' DEFICIT
     Share capital
         Common stock - $0.0001 par value
         30,000,000 authorized; 5,175,456 issued and outstanding        518
         Preferred stock - $0.0001 par value
           5,000,000 authorized

     Additional paid-in capital                                       4,657
     Deficit accumulated in the development stage                   (56,842)
                                                                   --------
                                                                    (51,667)
                                                                   --------
                                                                   $    189
                                                                   ========

   The accompanying notes are an integral part of these financial statements.


                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                            Statements of Operations
                For the Nine-Month and Three-Month Periods Ended
                         June 30, 2000 and June 30, 1999
                                   (Unaudited)



                                                Three         Three           Nine         Nine         Period            Period
                                               Months        Months         Months       Months           from              from
                                                Ended         Ended          Ended        Ended     August 25,        August 25,
                                             June 30,      June 30,       June 30,     June 30,       (date of          (date of
                                                           (Note 1)                    (Note 1)    to June 30,       to June 30,
                                                                                                          2000              1999
                                                                                                                        (Note 1)
                                         -----------------------------------------------------------------------------------------
Expenses
  Office and miscellaneous               $      1,725 $       4,724 $      9,959   $    6,270    $      25,733  $         12,649
  Professional fees                               725            -         6,476            -           21,164            14,688
  Travel and entertainment                         -             -             -            -            5,025             5,025
  Consulting                                       -             -             -            -            2,793             2,793
                                         -----------------------------------------------------------------------------------------

 Loss from operations                         (2,450)       (4,724)      (16,435)      (6,270)         (54,715)          (35,155)
                                         -----------------------------------------------------------------------------------------

Other income (expenses)
  Gain on forgiveness of debt
    by a stockholder                               -             -             -            -           16,048                 -
  Loss on settlement of debt                       -             -             -            -          (13,000)                -
  Organization expense                             -             -             -            -           (5,000)           (5,000)
  Loss on investment                               -             -             -            -             (175)             (175)
                                         -----------------------------------------------------------------------------------------
                                                   -             -             -            -           (2,127)           (5,175)
                                         -----------------------------------------------------------------------------------------

Net Loss for the Period                  $    (2,450) $     (4,724) $    (16,435)  $   (6,270)   $     (56,842) $        (40,330)
                                         =========================================================================================

Loss per Share-
  Basic and diluted                      $    (0.000) $     (0.001) $     (0.003)  $   (0.001)
                                         ====================================================

   The accompanying notes are an integral part of these financial statements.


                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                            Statements of Cash Flows
                        For the Nine-Month Periods Ended
                         June 30, 2000 and June 30, 1999
                                   (Unaudited)



                                                           Nine Months        Period From        Nine Months       Period From
                                                                 Ended    August 25, 1997              Ended   August 25, 1997
                                                         June 30, 2000 (date of incorp'n)      June 30, 1999          (date of
                                                                         to June 30, 2000           (Note 1)  to June 30, 1999
                                                                                                                      (Note 1)
                                                     --------------------------------------------------------------------------
Cash flows used in operating activities
  Net loss for the period                             $        (16,435)  $       (56,842)   $      (6,270)     $      (40,330)
  Changes in operating assets and
      Liabilities
          Accounts payable                                         582               582                -                   -
                                                     --------------------------------------------------------------------------

Net cash used in operating activities                          (15,853)          (56,260)          (6,270)            (40,330)
                                                     --------------------------------------------------------------------------

Investing activities
  (Increase) decrease in loan receivable                             -                 -                -             (73,000)
                                                     --------------------------------------------------------------------------

Net cash provided by (used in)
  investing activities                                               -                 -                -             (73,000)
                                                     --------------------------------------------------------------------------

Financing activities
  Advances from stockholders                                         -                 -           (6,543)             76,448
  Increase in loan payable                                      15,839            51,274                -              35,435
  Issuance of share capital                                          -             5,175                -               5,175
                                                     --------------------------------------------------------------------------

Net cash provided by financing activities                       15,839            56,449           (6,543)            117,058
                                                     --------------------------------------------------------------------------

Increase (decrease) in cash during the period                      (14)              189              273               3,728

Cash at beginning of period                                        203                 -            3,455                   -
                                                     --------------------------------------------------------------------------

Cash at end of period                                 $            189   $           189    $       3,728      $        3,728
                                                     ==========================================================================


   The accompanying notes are an integral part of these financial statements.

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)



1.   COMPARATIVE FIGURES

     The comparative figures for the period ended June 30, 1999 were neither audited nor reviewed.


2.   FORMATION AND BUSINESS OF THE COMPANY

     Capital One Ventures Corp. (the "Company") was incorporated in Delaware on August 25, 1997 as Sierra Madre Gold Corporation. On October 4, 1999, the name was changed to Capital One Ventures Corp.

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

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)



3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         Our plan of business is to seek out business opportunity candidates with the intent to acquire or merge with one or more business ventures. The investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will be done by our management or under their direction. Management will investigate, to the extent they believe reasonable, such potential business opportunities. Prior to making a decision regarding a particular business opportunity, we plan to request that we be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or services marks or rights thereto; present and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of present and required facilities; an analysis of risk and competitive conditions; and, other information deemed relevant.

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

         During the nine month period ended June 30, 2000 we incurred general and administrative expenses of $16,435, all of which were related to preparation of our audited financial statements for the year ended September 30, 1999, the filing of our Form 10-SB, and the preparation of our quarterly financial statements and the filing of quarterly reports with the Securities and Exchange Commission. Operating capital to pay for these expenses was funded by advances from Century Capital Management Ltd., a company controlled by our president. As at June 30, 2000 we were indebted to Century Capital Management Ltd. for a total of $51,274. We have no significant working capital.

         We do not plan to make any changes in the number of our employees.

         Approval was received from the NASD Regulation for active quotation on the OTC Bulletin Board commencing June 23, 2000.

         This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended June 30, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

August 11, 2000

                                                    CAPITAL ONE VENTURES CORP.
                                                    A Delaware Corporation

                                                    /s/  Andrew Hromyk
                                                    ------------------
                                                    By:  Andrew Hromyk
                                                    Title: President
                                                    Date: 08/11/00