Form 10KSB
period 2000-09-30
CAPITAL ONE VENTURES CORP
filed 2000-12-11
CIK 1098307

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission File No. 0-28163

                           Capital One Ventures Corp.
                           ---------------------------
                 (Name of Small Business Issuer in its charter)

                  Delaware                                 98-0212763
           ------------------------                   -------------------
           (State of incorporation)                     (IRS Employer
                                                       Identification No.)

      200 Burrard Street, Suite 1650
        Vancouver, British Columbia                          V6C 3L6
   --------------------------------------              -------------------
   (Address of Principal Executive Office)                   Zip Code


Registrant's telephone number, including Area Code:          (604)-689-3355

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $0.0001
                         -------------------------------
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

       X    YES                  NO
      ---                    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company had no revenues during the year ended September 30, 2000.

The aggregate market value of the voting stock held by non-affiliates of the Company, (4,170,456 shares) based upon the average bid and asked prices of the Company's common stock on November 30, 2000 was approximately $6,005,457.

Documents incorporated by reference: Certain exhibits required by Item 13 have been incorporated by reference from the Company's Form 10-SB filed on November 17, 1999.

As of November 30, 2000 the Company had 5,175,456 issued and outstanding shares of common stock.

Transitional Small Business Disclosure Format:      YES       X   NO
                                                ----         ----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Business Development
We were incorporated in the State of Delaware on August 15, 1997, under the name Sierra Madre Gold Corporation. On October 4, 1999, we changed our name to Capital One Ventures Corp.

On September 16, 1997, we entered into an agreement and plan of merger with SEIG, Inc. ("SEIG") for the purpose of changing the corporate domicile of SEIG from the State of Colorado to the State of Delaware. SEIG was incorporated on August 19, 1997 in the State of Colorado. SEIG was merged into us, and we were the surviving company (the "Plan of Merger"). All outstanding shares of SEIG were canceled pursuant to the Plan of Merger. We issued one share of our common stock to each shareholder of SEIG's common stock providing for a total issuance of 5,175,456 shares of our common stock to SEIG's former shareholders.

SEIG had no business prior to their merger with us. SEIG's initial plan of business was to acquire Sierra Madre Gold de Mexico S.A. de C.V., a Mexican corporation ("Sierra Mexico") which owned several mineral properties located in the State of Chihuahua, Mexico. We entered into an agreement to acquire Sierra Mexico in October 1997 in exchange for 500,000 shares of our common stock. This transaction did not close and in January 1998, by mutual agreement, the agreement was cancelled. We never issued any of our shares in connection with this transaction and we never acquired title to Sierra Mexico. The reason that the acquisition was cancelled was that our board of directors was unable to secure financing for an exploration program on the mineral properties owned by Sierra Mexico.

During the period from incorporation to January 31, 1998 we advanced a total of $73,000 to Sierra Mexico by way of non-secured demand loans without interest or specific terms of repayment. In addition, we incurred approximately $16,000 in expenses directly related to the proposed acquisition, approximately $5,025 of which were travel expenses and approximately $3,000 of which were legal expenses. During this period our operations were funded by non-secured shareholder advances without interest or specific terms of repayment. In conjunction with the cancellation of our proposed acquisition of Sierra Mexico, we agreed to assign to the owner of Sierra Mexico the debt of $73,000 owed to us by Sierra Mexico in full and final settlement of $60,000 which had been advanced to us by way of non-secured loan. This transaction resulted in a loss on settlement of debt of $13,000. In addition, our former president advanced to us by way of non-secured loan $16,048 during the year ended September 30, 1999. This former officer forgave this loan effective September 30, 1999, resulting in a gain in forgiveness of debt of $16,048.

We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer
Other than the attempt to acquire Sierra Mexico we have not commenced any operational activities other than initial corporate formation and capitalization.

We can be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with an unidentified private entity (hereinafter referred to as the "business opportunity").

Competition
We will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business opportunity. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. These entities have significantly greater experience and financial resources, technical expertise and managerial capabilities.

Intellectual Property
We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Government Regulation
The proposed business activities described herein classify us as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their states. We do not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan described herein.

Transferability of the shares of our common stock is very limited because a significant number of states have enacted regulations or "blue sky" laws restricting or, in many instances, prohibiting, the initial sale and subsequent resale of securities of "blank check" companies, such as ours, within that state. In addition, many states, while not specifically prohibiting or restricting securities of "blank check" companies, would not register our securities for sale or resale in their states. Because of these regulations, we currently have no plan to register any of our securities in any state. To ensure that state laws are not violated through the resale of our securities, we will refuse to register the transfer of any of our securities to residents of any state which prohibits such resale if no exemption is available for such resale. We do not anticipate that a secondary trading market for our securities will develop in any state until subsequent to consummation of a business opportunity, if at all.

Although we will be subject to regulation under the Exchange Act, we believe that we will not be subject to regulation under the Investment Company Act of 1940, as we will not be engaged in the business of investing or trading in securities.

Federal and state tax consequences will likely be major considerations in any business opportunity that we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both parties to the transaction, pursuant to various federal and state tax provisions. We intend to structure any business opportunity so as to minimize the federal and state tax consequences to both ourselves and the target entity; however, there can be no assurance that a business opportunity will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non- qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may preclude our consummation of a business opportunity. Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be available for a business opportunity as long as the reporting requirements of the Exchange Act are applicable.

Market Research

We have not conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by us. Moreover, we do not have, and do not plan to have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a business opportunity contemplated by us, there is no assurance that we will be successful in completing any such business opportunity.

Offices and Employees

We currently have no full-time employees. We have no collective bargaining agreements or employment agreements in existence. Andrew Hromyk is our sole officer and director. Mr. Hromyk is involved in other full-time business activities. Mr. Hromyk participates in the running of the Company on a part-time basis as needed without compensation. We do not plan to make any change in the number of our employees in order to evaluate business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to pursue a business opportunity.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

We have no material assets and, as such, we neither own nor lease any real or personal property. We currently operate out of space without charge located at Suite 1650, Waterfront Centre, 200 Burrard Street, Vancouver, British Columbia, Canada which is leased by a company controlled by our management. The leased space is a total of 2900 square feet of space, of which a small portion is used by us when needed. We believe that this space is sufficient at this time.

We have no preliminary agreements or understandings with respect to the office facility subsequent to the completion of a business opportunity. Upon closure of a business opportunity, we plan to relocate our office to that of the business opportunity candidate.

We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

We do not intend to have any materially important properties. We are not subject to any competitive conditions for property and currently have no property to insure.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------------

Market Information
Since June 2000 the Company's common stock has been quoted on the National Association of Securities Dealers' OTC Bulletin Board under the symbol "CVCX". A trading market did not develop until October 2000. Prior to that date there was no public market for the Company's common stock. Set forth below are the range of high and low bid quotations for the periods indicated as reported by the NASD. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                       Common Stock
Month Ended                                          High         Low
-----------                                          ----         ---

October 31, 2000                                     1.125        1.125
November 30, 2000                                    1.125        1.125

Holders
As of November 30, 2000 there were approximately 300 stockholders of record. This number does not include stockholders who hold the Company's stock in street name.

Dividends
Holders of the Company's common stock are entitled to receive such dividends as may be declared by the Board of Directors. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on its common stock and it does not have any current plans to pay any dividends in the foreseeable future.

Capital Stock
During the Company's last fiscal year ended September 30, 2000, the Company did not issue any securities pursuant to exemptions from registration under the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
-------------------------------------------------------------------

Plan of Operation
Other than the attempt to acquire Sierra Madre Gold de Mexico S.A. de C.V., a Mexican corporation, we have not commenced any operational activities.

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

As of September 30, 2000 we had working capital of approximately $1,672 which was advanced from a company controlled by a director of the Company. During the next twelve months we anticipate obtaining the additional capital which we will require through either debt or equity financing, or a combination thereof. There is no assurance that we will be able to obtain capital we will need or that our estimates of our capital requirements will prove to be accurate. As of the date of this filing we did not have any commitments from any source to provide additional capital.

During the year ended September 30, 2000 the Company incurred general and administrative expenses of $22,747, all of which were related to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture.

We do not plan to make any changes in the number of our employees.

Forward Looking Statements
This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company to search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The financial statements of the Company, including notes thereto, together with the report of independent auditor thereon, are presented as an exhibit under
Item 13 beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------------------------------------------------------------------
AND FINANCIAL DISCLOSURE
------------------------

During the two most recent fiscal years, we have had no disagreement, resignation or dismissal of the principal independent accountant for the Company. N.I. Cameron, Inc., Chartered Accountants, has audited our financial statements for the periods ending September 30, 1999 and 2000. The principal independent accountant's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

Andrew Hromyk, 34 years of age, is our only director. Mr. Hromyk has served in this capacity with the Company during the period August 26, 1997 through September 30, 1997 and since October 7, 1999 and his term expires at the next annual meeting declared by our Board of Directors when successors are elected and qualified. Mr. Hromyk is also our sole officer, holding the positions of President, Secretary and Treasurer since October 7,1999, and his terms expire when successors are elected and qualified.

Since November 1993, Mr. Hromyk has been the President of Century Capital Management Ltd., a financial and business consulting firm located in Vancouver, British Columbia. From 1984 through 1989, Mr. Hromyk studied Economics at the University of Hawaii and the University of British Columbia.

During the past five years, Mr. Hromyk has held positions from time to time in various other public and private companies. These companies have been engaged in a variety of industries including, telecommunications, software development, environmental remediation, natural resource exploration, cleaning supplies distribution and entertainment. Some of Mr. Hromyk's positions were also in holding companies. In each of these companies, Mr. Hromyk has served as director and provided financial direction and strategic guidance.

We currently have no significant employees and none are anticipated. There are no family relationships among our directors, executive officers, or nominees for such positions. Our director and executive officer, promoters or control persons have not been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons.

Each director holds office until his successor is duly elected by the stockholders. Executive officers serve at the pleasure of the board of directors.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of the Company's common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that other filings were required for such persons, the Company believes that, during the year ended September 30, 2000, its executive officers, directors and 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

General
There was no compensation awarded to, earned by, or paid to the executive officers named herein or to any directors, under any plan or non-plan.

Summary Compensation Table
The following table sets forth in summary form the compensation received by our Chief Executive Officer for the last three completed fiscal years.

Name and                       Fiscal                           Other Annual        Stock        L/TIP     All
Principal Position             Year      Salary      Bonus      Compensation        Options      Payouts   Other
----------------------------------------------------------------------------------------------------------------
Andrew Hromyk,
President                      2000         0           0            0                  0        0        0

Pedro Villagran                2000         0           0            0                  0        0        0
  Garcia, President            1999         0           0            0                  0        0        0
                               1998         0           0            0                  0        0        0

On October 7, 1999 Andrew Hromyk replaced Pedro Villagran Garcia as President of the Company and on November 9, 1999 Pedro Villagran Garcia resigned as Director of the Company.

Compensation of Directors
There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table sets forth, as of November 30, 2000, information with respect to the only persons owning beneficially 5% or more of our outstanding common stock and the number and percentage of outstanding shares owned by each of our directors and officers and by our officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address                              Shares of             Percent
of Beneficial Owner                          Common Stock           of Class
-------------------                          ------------           --------

Andrew Hromyk                                 1,005,000               19%
200 Burrard Street, Suite 1650
Vancouver, B.C. V6C 3L6
Canada

There are currently no arrangements which may result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

A company controlled by a director of the Company has provided administrative services and facilities to the Company for nil consideration and has paid expenses on behalf of the Company. The amount due to this company ($55,066 at September 30, 2000) is without interest or stated terms of repayment.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

The following documents are being filed as part of this report.

Financial Statements
Report of Independent Auditor                                          F - 1
    Balance Sheet                                                      F - 2
    Statements of Operations                                           F - 3
    Statements of Stockholders' Deficit                                F - 4
    Statements of Cash Flows                                           F - 5
Notes to Financial Statements                                          F - 6-8

Exhibits

Exhibit No.                                                             Description      Location
-----------                                                             -----------      --------
3.1             Articles of Incorporation By-laws (as amended)         Incorporated by reference to Exhibits 3(i)
                                                                       and (ii) in the Company's Form 10-SB filed
                                                                       on November 17, 1999.

3.2             Certificate of Amendment of Certificate of
                Incorporation
                                                                       ----------------------------
27.             Financial Data Schedule
                                                                       ----------------------------

Reports on 8K
None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of December, 2000.

                                    CAPITAL ONE VENTURES CORP.

                                    By /s/ Andrew Hromyk
                                       ------------------------------------
                                         Andrew Hromyk,
                                         President, Secretary and Treasurer


         Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed by the following persons in the capacities and on the dates indicated.

                                  Title                     Date
                                  -----                     ----


/s/ Andrew Hromyk               Director                 December 11, 2000
------------------
    Andrew Hromyk

                          REPORT OF INDEPENDENT AUDITOR

To the Director of

Capital One Ventures Corp.
(formerly Sierra Madre Gold Corporation)

We have audited the accompanying balance sheets of Capital One Ventures Corp. (a development stage enterprise) as of September 30, 2000 and 1999, the related statements of operations and cash flows for the years then ended and for each of the periods from August 25, 1997 (date of incorporation) to September 30, 2000 and September 30, 1999 respectively and the related statement of stockholders' equity for the period from August 25, 1997 (date of incorporation) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital One Ventures Corp. at September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for each of the periods from August 25, 1997 (date of incorporation) to September 30, 2000 and September 30, 1999 respectively, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, has no established source of revenue and is dependent on its ability to raise capital from stockholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      N.I. Cameron Inc. (signed)

Vancouver, Canada,                                    CHARTERED ACCOUNTANTS
November 15, 2000

                           Capital One Ventures Corp.
                           --------------------------
                    (formerly Sierra Madre Gold Corporation)
                    ----------------------------------------
                        (a development stage enterprise)
                                  Balance Sheet
                               September 30, 2000

                           (expressed in U.S. dollars)

                                                                     2000        1999
                                                                   --------------------
ASSETS
CURRENT
     Cash                                                          $  1,672    $    203
                                                                   ====================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                      $  4,585    $     --
     Loan payable (Note 4)                                           55,066      35,435
                                                                   --------------------
     Total current liabilities                                       59,651      35,435
                                                                   --------------------


STOCKHOLDERS' DEFICIT
     Share capital (Note 3)
         Common stock - $0.0001 par value
         30,000,000 authorized; 5,175,456 issued and outstanding        518         518
         Preferred stock - $0.0001 par value
           5,000,000 authorized

     Additional paid-in capital                                       4,657       4,657
     Deficit accumulated in the development stage                   (63,154)    (40,407)
                                                                   --------------------
                                                                    (57,979)    (35,232)
                                                                   --------------------

                                                                   $  1,672    $    203
                                                                   ====================







   The accompanying notes are an integral part of these financial statements.

                           Capital One Ventures Corp.
                           --------------------------
                    (formerly Sierra Madre Gold Corporation)
                    ----------------------------------------
                        (a development stage enterprise)
                            Statements of Operations
                 For the Years Ended September 30, 2000 and 1999

                           (expressed in U.S. dollars)

                                                                               Period from            Period from
                                                                           August 25, 1997        August 25, 1997
                                                                                  (date of               (date of
                                        Year Ended         Year Ended    incorporation) to      incorporation) to
                                      September 30,      September 30,        September 30,          September 30,
                                              2000               1999                  2000                1999
                                      ---------------------------------------------------------------------------

OPERATING EXPENSES
    Office and miscellaneous              $ 12,902           $  9,395              $ 28,676              $ 15,774
    Professional fees                        9,845                 --                24,533                14,688
    Travel and entertainment                    --                 --                 5,025                 5,025
    Consulting                                  --                 --                 2,793                 2,793
                                          -----------------------------------------------------------------------
LOSS FROM OPERATIONS                       (22,747)            (9,395)              (61,027)              (38,280)
                                          -----------------------------------------------------------------------



OTHER INCOME (EXPENSES)
    Gain on forgiveness of debt by
      a stockholder (Note 4)                    --             16,048                16,048                16,048
    Loss on settlement of debt (Note 4)         --            (13,000)              (13,000)              (13,000)
    Organization expense                        --                 --                (5,000)               (5,000)
    Loss on investment                          --                 --                  (175)                 (175)
                                          -----------------------------------------------------------------------
                                                --              3,048                (2,127)               (2,127)
                                          -----------------------------------------------------------------------


NET LOSS FOR THE PERIOD                   $(22,747)          $ (6,347)             $(63,154)             $(40,407)
                                          =======================================================================

LOSS PER SHARE                            $ (0.004)          $ (0.001)
                                          ===========================







   The accompanying notes are an integral part of these financial statements.

                           Capital One Ventures Corp.
                           --------------------------
                    (formerly Sierra Madre Gold Corporation)
                    ----------------------------------------
                        (a development stage enterprise)
                       Statement of Stockholders' Deficit
                           (expressed in U.S. dollars)

                                                                                                        Deficit
                                                                                                       Accumulated
                                                           Common Stock               Additional         in the
                                                     Number of                         Paid-in         development
                                                      Shares           Amount          Capital           stage              Total
                                                    -------------------------------------------------------------------------------
Issuance of common stock                             5,175,456        $     518        $   4,657        $      --         $   5,175
                                                     ------------------------------------------------------------------------------


Balance September 30, 1997                           5,175,456              518            4,657               --             5,175

  Loss for the year                                         --               --               --          (34,060)          (34,060)
                                                     ------------------------------------------------------------------------------

Balance September 30, 1998                           5,175,456              518            4,657          (34,060)          (28,885)

  Loss for the year                                         --               --               --           (6,347)           (6,347)
                                                     ------------------------------------------------------------------------------


Balance September 30, 1999                           5,175,456              518            4,657          (40,407)          (35,232)

  Loss for the year                                         --               --               --          (22,747)          (22,747)
                                                     ------------------------------------------------------------------------------
Balance September 30, 2000                           5,175,456        $     518        $   4,657        $ (63,154)        $ (57,979)
                                                     ==============================================================================









   The accompanying notes are an integral part of these financial statements.

                           Capital One Ventures Corp.
                           --------------------------
                    (formerly Sierra Madre Gold Corporation)
                    ----------------------------------------
                        (a development stage enterprise)
                            Statements of Cash Flows

                           (expressed in U.S. dollars)

                                                                                                Period from           Period from
                                                                                            August 25, 1997       August 25, 1997
                                                                                                   (date of              (date of
                                                           Year Ended       Year Ended    incorporation) to     incorporation) to
                                                         September 30,    September 30,        September 30,         September 30,
                                                                 2000             1999                 2000                  1999
                                                         -----------------------------------------------------------------------
Operating activities
   Loss for the period                                       $(22,747)        $ (6,347)            $(63,154)            $(40,407)
   Add (deduct) net changes in non-cash items
       Accounts payable and accrued liabilities                 4,585               --                4,585                   --
                                                             -------------------------------------------------------------------

Net cash used in operating activities                         (18,162)          (6,347)             (58,569)             (40,407)
                                                             -------------------------------------------------------------------
Investing activities
   Decrease in loan receivable                                     --           73,000                   --                   --
                                                             -------------------------------------------------------------------

Net cash provided by investing activities                          --           73,000                   --                   --
                                                             -------------------------------------------------------------------

Financing activities
   Advances to stockholders                                        --          (69,905)                  --                   --
   Increase in loan payable                                    19,631               --               55,066               35,435
   Issuance of share capital                                       --               --                5,175                5,175
                                                             -------------------------------------------------------------------

Net cash provided by (used in)
  financing activities                                         19,631          (69,905)              60,241               40,610
                                                             -------------------------------------------------------------------

Net change in cash during the period                            1,469           (3,252)                  --                   --

Cash at beginning of period                                       203            3,455                   --                   --
                                                             -------------------------------------------------------------------

Cash at end of period                                        $  1,672         $    203             $  1,672             $    203
                                                             ===================================================================






    The accompanying notes are an integral part of these financial statements

                           Capital One Ventures Corp.
                           --------------------------
                    (formerly Sierra Madre Gold Corporation)
                    ----------------------------------------
                        (a development stage enterprise)
                          Notes to Financial Statements
                               September 30, 2000

                           (expressed in U.S. dollars)


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

     Going concern
     The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At September 30, 2000, the Company had accumulated $63,154 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital.

     Since incorporation, a related company (see note 4(a)) provided administrative services and facilities to the Company for nil consideration and paid for expenses on behalf of the Company. It is anticipated that the Company will continue to receive non-interest bearing advances from this related party to pay for future expenses as incurred.

                           Capital One Ventures Corp.
                           --------------------------
                    (formerly Sierra Madre Gold Corporation)
                    ----------------------------------------
                        (a development stage enterprise)
                          Notes to Financial Statements
                               September 30, 2000

                           (expressed in U.S. dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES

     Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to made estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Income taxes
     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance in respect of amounts considered by management to be less likely than not of realization in future periods.

     Foreign currency translation
     Unless otherwise stated, all amounts are in United States dollars. All asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at September 30, 2000 and all expenses have been translated using the average exchange rate for each month. The rates used were as follows:

     (equivalent Cdn $ per U.S. $)                 2000               1999
                                                  -------------------------

     September 30 rate                             .6651              .6815


3.   SHARE CAPITAL

     Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

                           Capital One Ventures Corp.
                           --------------------------
                    (formerly Sierra Madre Gold Corporation)
                    ----------------------------------------
                        (a development stage enterprise)
                          Notes to Financial Statements
                               September 30, 2000

                           (expressed in U.S. dollars)

4.   RELATED PARTY TRANSACTIONS

     (a) A company controlled by a director of the Company has provided administrative services and facilities to the Company for nil consideration and pays expenses on behalf of the Company. The amount due to this company is without interest or stated terms of repayment. It is anticipated the Company will continue to receive non interest bearing advances from this company to pay for future expenses as incurred.

     (b) During the year ended September 30, 1999, a stockholder forgave a debt owing to him by the Company in the amount of $16,048.

     (c) During the year ended September 30, 1999, a debt owing by the Company to a stockholder amounting to $60,000 was settled by assignment to that stockholder of a loan receivable by the Company from a foreign company controlled by that stockholder.

5.   FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK

     The Company's financial instruments consist of cash and accounts payable. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

6.   INCOME TAXES

     At September 30, 2000, there were deferred income tax assets resulting primarily from operating loss carryforwards for tax purposes totaling approximately $20,500 less a valuation allowance of $20,500. The valuation allowance on deferred tax assets increased by $7,700 in 2000 and $2,100 in 1999.

     At September 30, 2000, the Company had net operating loss carryforwards for tax purposes of approximately $31,600.