Form 10QSB
period 2000-12-31
CAPITAL ONE VENTURES CORP
filed 2001-02-02
CIK 1098307

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

--------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from               to              .
                                                 -------------    --------------

Commission File Number:
                        ------------

--------------------------------------------------------------------------------

                           Capital One Ventures Corp.

        (Exact name of small business issuer as specified in its charter)

--------------------------------------------------------------------------------


         Delaware                                     98-0212763
--------------------------------             -----------------------------------
  Jurisdiction of Incorporation)            (I.R.S. Employer Identification No.)

                  Suite 1650, Waterfront Centre,
                  200 Burrard Street,
                  Vancouver, British Columbia
                  Canada                                               V6C 3L6
          ------------------------------------------                  ----------
         (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (604) 689-3355


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.) Yes
[x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,175,456 shares of Common Stock

Traditional Small Business Disclosure Form (check one)  Yes [x] No [ ]

                          PART I: FINANCIAL INFORMATION

To simplify the language in this document, Capital One Ventures Corp. is referred to as "We" or the "Company".

Item 1. Financial Statements


                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Capital One Ventures Corp.
Vancouver, B.C., Canada

We have reviewed the accompanying balance sheet of Capital One Ventures Corp. as of December 31, 2000 and related statements of operations and cash flows for the three-month periods ended December 31, 2000 and December 31, 1999. These financial statements are the responsibility of the Corporation's management.

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

                                                    /s/ N.I. Cameron Inc.
                                                    ----------------------
VANCOUVER, B.C.                                     CHARTERED ACCOUNTANTS
January 29, 2001

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                                  Balance Sheet
                                December 31, 2000
                                   (Unaudited)



                                     ASSETS
CURRENT
     Cash                                                                      $    433
                                                                               ========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

     Accounts payable                                                          $  4,488
     Loan payable (Note 4)                                                       62,627
                                                                               --------
     Total current liabilities                                                   67,115
                                                                               --------


STOCKHOLDERS' DEFICIT

     Share capital

         Common stock - $0.0001 par value
         30,000,000 authorized; 5,175,456 issued and outstanding                    518
         Preferred stock - $0.0001 par value
           5,000,000 authorized

     Additional paid-in capital                                                   4,657
     Deficit accumulated in the development stage                               (71,857)
                                                                               --------
                                                                                (66,682)
                                                                               --------
                                                                               $    433
                                                                               ========


   The accompanying notes are an integral part of these financial statements

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                            Statements of Operations
               For the Three-Month Periods Ended December 31, 2000
                              and December 31, 1999
                                   (Unaudited)

                                                                  Period from                                 Period From
                                                              August 25, 1997                             August 25, 1997
                                           Three Months              (date of          Three Months              (date of
                                                  Ended     incorporation) to                 Ended     incorporation) to
                                      December 31, 2000     December 31, 2000     December 31, 1999     December 31, 1999
                                   ---------------------------------------------------------------------------------------
Expenses
  Office and                               $  4,705                $ 33,381            $  6,039             $ 21,813
  miscellaneous
  Professional fees                           3,998                  28,531               4,274               18,962
  Travel and                                     --                   5,025                  --                5,025
  entertainment
  Consulting                                     --                   2,793                  --                2,793
                                   ---------------------------------------------------------------------------------------

Loss from Operations                         (8,703)                (69,730)            (10,313)             (48,593)
                                   ---------------------------------------------------------------------------------------

Other income (expenses)
  Gain on forgiveness
  of debt by a
  stockholder                                    --                  16,048                  --               16,048
  Loss on settlement                             --                 (13,000)                 --              (13,000)
  of debt
  Organization expense                           --                  (5,000)                 --               (5,000)
  Loss on investment                             --                    (175)                 --                 (175)
                                   ---------------------------------------------------------------------------------------
                                                 --                  (2,127)                 --               (2,127)
                                   ---------------------------------------------------------------------------------------


Net Loss for the Period                    $ (8,703)               $(71,857)           $(10,313)            $(50,720)
                                   =======================================================================================


Loss per share -
    Basic and diluted                      $ (0.002)                                   $ (0.002)
                                   ================                                ============

   The accompanying notes are an integral part of these financial statements.

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                            Statements of Cash Flows
               For the Three-Month Periods Ended December 31, 2000
                              and December 31, 1999
                                   (Unaudited)

                                                                          Period from                                Period From
                                                                      August 25, 1997                            August 25, 1997
                                                   Three Months              (date of         Three Months              (date of
                                                          Ended     incorporation) to                Ended     incorporation) to
                                              December 31, 2000     December 31, 2000    December 31, 1999     December 31, 1999
                                           --------------------------------------------------------------------------------------
Cash flows used in operating activities
  Net loss for the period                          $ (8,703)            $(71,857)             $(10,313)             $(50,720)
  Changes in operating
  assets and liabilities

          Accounts payable                              (97)               4,488                 2,183                 2,183
                                           --------------------------------------------------------------------------------------

Net cash used in operating activities                (8,800)             (67,369)               (8,130)              (48,537)

                                           --------------------------------------------------------------------------------------

Financing activities
  Increase in loan payable                            7,561               62,627                 9,220                44,655
  Issuance of share capital                              --                5,175                    --                 5,175
                                           --------------------------------------------------------------------------------------


Net cash provided by financing activities             7,561               67,802                 9,220                49,830
                                           --------------------------------------------------------------------------------------
Net change in cash during the period                 (1,239)                 433                 1,090                 1,293
                                           --------------------------------------------------------------------------------------
Cash at beginning of period                           1,672                   --                   203                    --
                                           --------------------------------------------------------------------------------------
Cash at end of period                              $    433             $    433              $  1,293              $  1,293
                                           ======================================================================================





    The accompanying notes are an integral part of these financial statements

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                December 31, 2000
                                   (Unaudited)
                           (expressed in U.S. dollars)



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

     Going concern

     The accompanying consolidated financial statements have been presented assuming the Company will continue as a going concern. At December 31, 2000, the Company had accumulated $71,857 in losses and had no material revenue producing operations. At the date of this report, the Company's ability to continue as a going concern is dependent upon its ability to raise additional capital.

     Since incorporation, a related company (see note 4) provided administrative services and facilities to the Company for nil consideration and paid for expenses on behalf of the Company. It is anticipated that the Company will continue to receive non-interest bearing advances from this related party to pay for future expenses as incurred.

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                December 31, 2000
                                   (Unaudited)
                           (expressed in U.S. dollars)



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

     Foreign currency translation

     Unless otherwise stated, all amounts are in United States dollars. All asset and liability amounts denominated in Canadian dollars have been translated using the exchange rate as at December 31, 2000 and all expenses have been translated using the average exchange rate for each month. The rate used was as follows:

             (equivalent Cdn $ per U.S. $)

             December 31 rate              .6669



3.       SHARE CAPITAL

     Holders of the common stock are entitled to one vote per share and share equally in any dividends declared and distributions on liquidation.

                           Capital One Ventures Corp.
                    (formerly Sierra Madre Gold Corporation)
                        (a development stage enterprise)
                          Notes to Financial Statements
                                December 31, 2000
                                   (Unaudited)
                           (expressed in U.S. dollars)



4.   RELATED PARTY TRANSACTIONS

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

6.   INCOME TAXES

     At December 31, 2000, there were deferred income tax assets resulting primarily from operating loss carryforwards for tax purposes totaling approximately $23,500 less a valuation allowance of $23,500. The valuation allowance on deferred tax assets increased by $3,000 in 2000 and $3,500 in 1999.

     At December 31, 2000, the Company had net operating loss carryforwards for tax purposes of approximately $40,300.

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

         During the three month period ended December 31, 2000 we incurred expenses totaling $8,703. These expenses were incurred primarily for the preparation of financial statements, the filing of requisite reports with the Securities and Exchange Commission and for due diligence review of possible acquisition targets. Operating capital to pay for these expenses was funded by advances from Century Capital Management Ltd., a company controlled by our president. As at December 31, 2000 we were indebted to Century Capital Management Ltd. for a total of $62,627. We have no significant working capital.

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

                           PART II: OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holdings - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - None

         (b)      Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarterly Period ended December 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

February  1, 2001

                                             CAPITAL ONE VENTURES CORP.
                                             A Delaware Corporation

                                                /s/ Andrew Hromyk
                                             -----------------------------
                                             By:  Andrew Hromyk
                                             Title: President
                                             Date: 02/01/01