Form 10QSB
period 2001-03-31
CIRUS TELECOM INC
filed 2001-05-21
CIK 1098307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2001

[  ]  TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 for the Transition Period from _____________ TO _____________.

                                     0-28163
                            (Commission File Numbers)

                               Cirus Telecom, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                      7379
     (State or other jurisdiction of               (Primary Standard Industrial
     incorporation or organization)                 Classification Code Number)


                   43-06 Main Street, Flushing, New York 11355
                    (Address of principal executive offices)

                                 (718) 762-3115
              (Registrants' telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of March 31, 2001, there were 63,778,212 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                                     PART I
                                     ------

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    CONTENTS



Consolidated balance sheet at March 31, 2001 (unaudited)
and December 11, 2000                                                    3

Consolidated statements of operations and comprehensive income
(loss) (unaudited) for the three months ended March 31, 2001 and cumulative for the period December 11, 2000
(date of inception) to March 31, 2001                                    4

Consolidated statement of stockholders' equity (unaudited)
for the period from December 11, 2000 (date of inception)
to March 31, 2001                                                        5

Consolidated statements of cash flows (unaudited) for the
three months ended March 31, 2001 and cumulative for the
period December 11, 2000 (date of inception) to March 31, 2001           6

Notes to consolidated financial statements                             7 - 14

                       CIRUS TELECOM, INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                     March 31, 2001      December 31, 2000
                                                                     -------------       -----------------
                                                                      (unaudited)
                                     ASSETS
                                     ------
Current assets:
    Cash                                                              $   539,542          $        --
    Prepaid expenses                                                    1,260,395                   --
                                                                      -----------          -----------
         Total current assets                                           1,799,937                   --
                                                                      -----------          -----------
Property and equipment - net                                              217,870                   --
                                                                      -----------          -----------

Total assets                                                          $ 2,017,807          $        --
                                                                      -----------          -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                             $    27,724          $        --
    Due to stockholder                                                         --               15,712
    Capital lease payable                                                 153,522                   --
                                                                      -----------          -----------
         Total current liabilities                                        181,246               15,712
                                                                      -----------          -----------

Commitments and contingencies (Note 6)                                         --                   --
                                                                      -----------          -----------
Stockholders' equity:
    Common stock - $0.0001 and $ .001 par value respectively,
     30,000,000 shares authorized, 16,019,053 and 1,000
     shares issued and outstanding, respectively                            1,602                    1
Preferred stock  - $0.0001 par value 5,000,000 authorized,
         850 shares issued and outstanding                                     --                   --
    Additional paid-in capital                                          2,378,754                   99
    Stock subscription receivable                                              --                 (100)
    Accumulated other comprehensive loss                                     (190)                  --
                           -------
    Deficit accumulated during the development stage                     (543,605)             (15,712)
                                                                      -----------          -----------
         Total stockholders' equity                                     1,836,561              (15,712)
                                                                      -----------          -----------

Total liabilities and stockholders' equity                            $ 2,017,807          $         -
                                                                      ===========          ===========


     See accompanying notes to consolidated financial statements (unaudited)

                       CIRUS TELECOM, INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND CUMULATIVE
     FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (UNAUDITED)

                                                                                                      Cumulative
                                                                                                    for the period
                                                                                 For the three     December 11, 2000
                                                                                 months ended     (date of inception)
                                                                                March 31, 2001     to March 31, 2001
                                                                                -------------      ------------------
Income                                                                           $         -         $         -
                                                                                 -----------         -----------

Expenses:
    Consulting                                                                       401,299             401,299
    Professional fees                                                                 25,000              36,000
    Officers salaries                                                                 24,750              24,750
    Travel and entertainment                                                          16,777              21,038
    Office and miscellaneous                                                          10,465              10,916
    Printing                                                                           7,741               7,741
    Rent                                                                               2,484               2,484
                                                                                 -----------         -----------
         Total expenses                                                              488,516             504,228
                                                                                 -----------         -----------
Loss before other income
    and provision for income taxes                                                  (488,516)           (504,228)
                                                                                 -----------         -----------
Other income:
   Interest income                                                                     3,773               3,773
                                                                                 -----------         -----------
         Total other income                                                            3,773               3,773
                                                                                 -----------         -----------
Loss before provision for income taxes                                              (484,743)           (500,455)
                                                                                 -----------         -----------
Provision for income taxes                                                                --                  --
                                                                                 -----------         -----------
Net loss                                                                            (484,743)           (500,455)

Unrealized loss on foreign currency translation                                         (190)               (190)
                                                                                 -----------         -----------
Comprehensive net loss                                                              (484,933)           (500,645)

Dividends accreted on redeemable convertible
  preferred stock                                                                    (43,150)            (43,150)
                                                                                 ------------        -----------
Net loss attributable to common stockholders                                     $  (528,083)        $  (543,795)
                                                                                 ===========         ===========
Loss per share:
    Basic                                                                        $      (.04)        $      (.04)
                                                                                 -----------         -----------
    Diluted - preferred conversion                                               $        --         $        --
                                                                                 -----------         -----------

Weighted average number of
 common shares outstanding                                                        14,077,914          12,459,286
                                                                                 ===========         ===========

     See accompanying notes to consolidated financial statements (unaudited)

                                 CIRUS TELECOM,
                               INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            FOR THE PERIOD FROM DECEMBER 11, 2000 (DATE OF INCEPTION)
                         TO MARCH 31, 2001 (UNAUDITED)


                                                      Common Stock                Preferred Stock        Additional
                                                     --------------               ---------------          Paid-In
                                                  Shares         Amount         Shares       Amount        Capital
                                               -----------    -----------    -----------   -----------   -----------
Balances at December 11, 2000                       1,000    $         1             --   $         --   $        99

Net (loss) for the period December
  11, 2000 (date of inception) to
  December 31, 2000                                    --             --             --             --            --
                                              -----------    -----------    -----------   ------------   -----------

Balances at December 31, 2000                       1,000              1             --             --            99

Issuance of common stock
  in connection with the merger
  of DMS Acquisition Corp, net
  of related costs                             10,000,000          1,000             --             --       (59,306)

Contribution of common shares by founders
  in connection with recapitalization              (1,000)            (1)            --             --           (99)

Recapitalization in connection with
  reverse acquisition - Cirus Telecom, Inc.
  equity                                        5,175,456            518             --             --       (67,200)

Sale of preferred shares                               --             --            850             --       850,000

Issuance of common stock in
   connection with service contract               743,597             74             --             --     1,487,120

Issuance of common stock in
  connection with service contract                100,000             10             --             --       124,990

Unrealized foreign currency translation
  adjustment                                           --             --             --             --            --

Imputed preferred stock dividend
  attributable to the beneficial
  conversion feature                                   --             --             --             --        43,150

Net (loss) for the three months
  ended March 31, 2001                                 --             --             --             --            --
                                              -----------    -----------    -----------   ------------   -----------

Balances at March 31, 2001                     16,019,053    $     1,602            850   $         --   $ 2,378,754
                                              ===========    ===========    ===========   ============   ===========
[RESTUBBED]
                                                              Accumulated
                                                                Deficit        Accumulated      Total
                                                   Stock       During the         Other      Stockholders'
                                                Subscription   Development    Comprehensive     Equity
                                                 Receivable       Stage       Income (loss)  (Deficiency)
                                                -----------    -----------    -----------     -----------
Balances at December 11, 2000                 $      (100)   $        --    $        --    $        --

Net (loss) for the period December
  11, 2000 (date of inception) to
  December 31, 2000                                    --        (15,712)            --        (15,712)
                                              -----------    -----------    -----------    -----------

Balances at December 31, 2000                        (100)       (15,712)            --        (15,712)

Issuance of common stock
  in connection with the merger
  of DMS Acquisition Corp, net
  of related costs                                     --             --             --        (58,306)

Contribution of common shares by founders
  in connection with recapitalization                 100             --             --             --

Recapitalization in connection with
  reverse acquisition - Cirus Telecom, Inc.
  equity                                               --             --             --        (66,682)

Sale of preferred shares                               --             --             --        850,000

Issuance of common stock in
   connection with service contract                    --             --             --      1,487,194

Issuance of common stock in
  connection with service contract                     --             --             --        125,000

Unrealized foreign currency translation
  adjustment                                           --             --           (190)          (190)

Imputed preferred stock dividend
  attributable to the beneficial
  conversion feature                                   --        (43,150)            --             --

Net (loss) for the three months
  ended March 31, 2001                                 --       (484,743)            --       (484,743)
                                              -----------    -----------    -----------    -----------

Balances at March 31, 2001                    $        --    $  (543,605)   $      (190)   $ 1,836,561
                                              ===========    ===========    ===========    ===========

     See accompanying notes to consolidated financial statements (unaudited)

                       CIRUS TELECOM, INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND CUMULATIVE
     FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (UNAUDITED)

                                                                                             Cumulative
                                                                                           for the period
                                                                    For the three        December 11, 2000
                                                                     months ended        (date of inception)
                                                                    March 31, 2001        to March 31, 2001
                                                                    --------------        -----------------
Cash flows from operating activities:
   Net loss                                                           $  (484,743)            $  (500,455)

Adjustments to reconcile net loss to net cash used in
     operating activities:
     Common stock issued for services                                     371,799                 371,799
Decrease in:
    Prepaid expenses                                                      (20,000)                (20,000)
Increase in:
    Accounts payable and accrued expenses                                  27,724                  27,724
                                                                      -----------             -----------
    Net cash used in operating activities                                (105,220)               (120,932)
                                                                      -----------             -----------
Cash flows from investing activities:
    Purchase of property and equipment                                    (64,348)                (64,348)
    Costs in connection with merger                                       (53,564)                (53,564)
                                                                      -----------             -----------

Net cash used in investing activities                                    (117,912)               (117,912)
                                                                      -----------             -----------

Cash flows from financing activities:
    Advances from stockholders                                                 --                  15,712
    Repayment to stockholder                                              (15,712)                (15,712)
    Sale of preferred stock                                               850,000                 850,000
    Repayment of related party debt
        in connection with recapitalization                               (71,857)                (71,857)
                                                                      -----------             -----------

Net cash provided by financing                                            762,431                 778,143
                                                                      -----------             -----------
Effect of exchange rate changes on cash                                      (190)                   (190)

Increase in cash                                                          539,109                 539,109

Cash at beginning of period                                                   433                     433
                                                                      -----------             -----------

Cash at end of period                                                 $   539,542             $   539,542
                                                                      ===========             ===========

Supplemental disclosure of non-cash flow information:
    Cash paid during the year for:
         Interest                                                     $        --             $        --
                                                                      ===========             ===========
         Income taxes                                                 $        --             $        --
                                                                      ===========             ===========

Schedule of non-cash investing and financing activities:
    Assets recorded under capital leases                              $   153,522             $   153,522
                                                                      ===========             ===========
    Issuance of 10,000,000 shares of common stock in
         connection with the DMS Acquisitions Corp. merger            $     1,000             $     1,000
                                                                      ===========             ===========
    Issuance of 843,597 shares of common stock in
         connection with service contracts                            $ 1,537,194             $ 1,537,194
                                                                      ===========             ===========


     See accompanying notes to consolidated financial statements (unaudited)

                       CIRUS TELECOM, INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND CUMULATIVE
     FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (UNAUDITED)


NOTE 1 -      ORGANIZATION

              History
              -------

              Cirus Telecom, Inc. ("Cirus") was incorporated in the state of Delaware on August 25, 1997 under the name Sierra Madre Gold Corporation. On October 4, 1999, the name was changed to Capital One Ventures Corp. On February 9, 2001, the name was changed to Cirus Telecom, Inc. ("Cirus") in connection with the merger discussed below. Since March 31, 1998, Cirus has been a development stage company seeking a merger or acquisition of a private entity. Cirus year end is September 30, and has had no operations for the year ended September 30, 2000 and 1999.

              DMS Acquisitions Corp. ("DMS") was incorporated in the state of Delaware on December 11, 2000 to operate as a wholesale provider of long distance and telecommunication services and has a year end of September 30.

              Capital One Acquisition Corp. ("Capital One") was incorporated in the state of Delaware on February 1, 2001 in order to facilitate the merger between Cirus and DMS. Capital One is wholly owned by Cirus.

              Merger
              ------

              Pursuant to an agreement and plan of merger dated February 8, 2001, Capital One acquired all of the issued and outstanding common stock of DMS in exchange for 10,000,000 shares of Cirus common stock which represented 65.9% of the outstanding shares of Cirus's common stock after the issuance. Concurrent with the above acquisition, DMS merged with and into Capital One. Capital One then changed its name to DMS and continues to be wholly owned by Cirus. Cirus and DMS are collectively referred to as the "Company".

              The merger of Cirus and DMS has been treated as a recapitalization and purchase by DMS as the acquirer (reverse acquisition) of Cirus as control rests with the former DMS shareholders, although prior to the acquisition, Cirus had been the registrant. Therefore, the historical financial statements prior to February 8, 2001 are those of DMS. The transaction is considered a capital transaction whereby DMS contributed its stock for the net assets of the Company. Simultaneously with the merger, DMS's former President was elected as the Company's President. As of March 31, 2001, the Company is a development stage company. However, as a result of the merger discussed above, the Company intends to begin planned principle operations as a wholesale provider of long distance and telecommunications services in the quarter ending June 30, 2001 and therefore anticipates no longer being considered a development stage company at such time.

                       CIRUS TELECOM, INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND CUMULATIVE
     FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (UNAUDITED)


NOTE 2 -      INTERIM RESULTS AND BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and items 303 and 301(B) Regulation S-B.

              In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of our operations and cash flows for the three month period ended March 31, 2001. The results for the period are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending September 30, 2001. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto for the period ended December 11, 2000 (date of inception) to December 31, 2000 as included in Form 8-K/A filed on March 16, 2001 and the audited financial statements and notes of Cirus for the years ended September 30, 2000 and 1999 included in Form 10-KSB.

NOTE 3 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a)     Principles of Consolidation
              ----------------------------

              The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, after elimination of all significant intercompany transactions and accounts.

       b)     Cash and Cash Equivalents
              -------------------------

              The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. Included in these amounts are deposits in a foreign bank of approximately $479,500 which are not insured. The Company plans to transfer the money during the second quarter of 2001 to a domestic financial institution.

       c)     Property and Equipment
              ----------------------

              Property and equipment are recorded at cost less accumulated depreciation which is provided on the straight line basis over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred.

                       CIRUS TELECOM, INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND CUMULATIVE
     FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (UNAUDITED)


NOTE 3 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

       d)     Loss per Common Share
              ---------------------

              Loss per common share is computed pursuant to Financial Accounting Standards Board, SFAS No. 128," Earnings Per Share". Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock. As the Company's convertible preferred stock are antidilutive as of March 31, 2001 and for all periods, diluted loss per share is the same as basic loss per share. At March 31, 2001, the outstanding preferred stock totaling 850 shares were not included in the computation of diluted loss per share as their effect would be antidilutive.

       e)     Comprehensive Loss
              ------------------

              Comprehensive loss includes net losses and foreign currency translation adjustments. Accumulated other comprehensive loss consists of foreign currency translation adjustments.

NOTE 4 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at:

                                                                   March 31,
                                                                      2001
                                                                  -------------
                           Computer software and equipment        $    217,870

                           Less: accumulated depreciation                   --
                                                                  ------------
                                                                  $    217,870
                                                                  ============

              At March 31, 2001 the computer software and equipment has not yet been put into operation. Therefore, the Company has not started depreciating such equipment. The Company is also responsible for the preparation and installation of the equipment related to the capital lease obligation described below. The Company has taken title to the equipment as of March 31, 2001, however, it has not been installed or placed into operation.

NOTE 5 -      CAPITAL LEASE OBLIGATION

              On March 23, 2001 the Company entered into an agreement to acquire $215,022 of computer equipment and software. The terms of the agreement call for the following payment terms and conditions: an initial down payment of $61,500 and twelve monthly payments of $13,336 commencing April 2001. The Company has imputed interest related to this agreement at 8% per annum since no interest is stated in the agreement. The lease is secured by the related computer equipment and software.

                       CIRUS TELECOM, INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND CUMULATIVE
     FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (UNAUDITED)


NOTE 5 -      CAPITAL LEASE OBLIGATION (cont'd)

              At March 31, 2001 the aggregate future value of the payments due pursuant to the above terms and conditions are as follows:

                                                                   Year ended
                                                                  September 30:

                  2001                                             $   80,016
                  2002                                                 80,016
                                                                   ----------
                  Total minimal lease payments                        160,032
                                                                   ----------

                  Less: Amount representing interest                    6,510
                                                                   ----------

                  Present value of net
                    minimum lease payments                         $  153,522
                                                                   ==========

              At March 31, 2001 the computer equipment and software is carried at a book value of $215,022.

NOTE 6 -      COMMITMENTS AND CONTINGENCIES

              Lease Commitments
              -----------------

              The Company leases its administrative offices on a month to month basis with annual payments approximating $14,500. The Company leases space to store equipment on a month to month basis with annual payments approximating $14,300. Rent expense for the three months ended March 31, 2001 amounted to approximately $2,484.

              Consulting Contract
              -------------------

              On March 29, 2001, the Company entered into a consulting agreement for a financial research report on the Company. In exchange for services rendered the consultant is to receive 10,000 restricted shares of the Company's common stock which has not been issued. The Company has agreed to allow the consultant "Piggy-back Registration Rights" for the shares issued to the consultant. This allows the consultant the right to "Piggy-back" on any registration offering by the Company without cost to the consultant. In addition, the Company has agreed to pay $6,500 of which none has been paid.

NOTE 7 -      STOCKHOLDERS' EQUITY

              Acquisition of Subsidiary
              -------------------------

              Pursuant to the agreement and plan of merger, dated February 8, 2001, Cirus issued 10,000,000 shares of its common stock to enable its subsidiary, Capital One, to acquire and merge with DMS. In addition, to the merger agreement, Cirus and the four stockholders of DMS signed a lock-up agreement in which the stockholders agreed not to sell, assign, transfer, pledge hypothecate or otherwise dispose of the Cirus shares they received in the merger until one year after the date of merger.

                       CIRUS TELECOM, INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND CUMULATIVE
     FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (UNAUDITED)


NOTE 7 -      STOCKHOLDERS' EQUITY (cont'd)

              Preferred Stock
              ---------------

              On February 6, 2001 the Board of Directors of the Company adopted and created a series of preferred stock consisting of 1,000 shares designated as the Series A Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock has a liquidation preference of $1,000. The Preferred Stock is convertible into common stock at any time after the 30th calendar day the Company receives payment in full. The conversion rate is equal to $1,000 per share of preferred stock divided by 75% of the average market price of the common stock for ten days prior to the date of conversion. The conversion rate is subject to adjustment under certain circumstances. Outstanding Preferred Stock may be repurchased by the Company from holders of shares of Preferred Stock by: (i) delivering notice in writing thereof to such holders prior to the date which is one year following the date on which the Company received payment in full for the Preferred Stock from and issued the Preferred Stock to a particular holder of Preferred Stock (the Issuance Date"); and (ii) by the payment to such holders of the sum of $1,250 per share of Preferred Stock so repurchased within three (3) business days of such notice by way of wire transfer, certified check or bank draft. The Company may not repurchase any shares of Preferred Stock for which it has received a Conversion Notice. As a condition to the closing of the above agreement and plan of merger with DMS, Cirus sold 850 shares of the Preferred Stock for total proceeds of $850,000 to four entities. Each entity holding such shares shall only be allowed to convert preferred shares into common stock up to a maximum of
              9.9% of the outstanding shares of common stock following the conversion. The calculation includes common stock beneficially owned by the entity and its affiliates.

              The holders of such shares are not entitled to receive any dividends. In accordance with Financial Accounting Standards Boards, Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Investments", the Company has calculated the discount resulting from the beneficial conversion option available to the preferred holders (75% of market value) to be $291,666, based on market value of common stock at the date of preferred stock issuance. The discount is being amortized from the date of issuance to the earliest conversion date and will be treated as a preferred dividend over the amortization period which is one year. For the three months ended March 31, 2001 the Company has recorded a preferred dividend of $43,150 and the unamortized discount remaining at March 31, 2001 is $248,516.

                       CIRUS TELECOM, INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND CUMULATIVE
     FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (UNAUDITED)


NOTE 7 -      STOCKHOLDERS' EQUITY (cont'd)

              Issuance of Common Stock for Consulting Services
              ------------------------------------------------

              In February 2001, the Company entered into a consulting agreement for investor relations services for a six month period. In exchange for services rendered, the consultant is to receive 4.9% of the total issued and outstanding common stock of the Company. As a result of this agreement, the Company issued 743,597 shares of common stock in March 2001, which has been valued at $1,487,194. The Company for the cumulative period from inception to March 31, 2001 has expensed $371,799 of consulting services related to this agreement and at March 31, 2001 recorded $1,115,395 of prepaid expenses. The Company has agreed to allow the consultant "Piggy-back Registration Rights" for the shares issued to the consultant. This allows the consultant the right to "Piggy-back" on any registration offering by the Company without cost to the consultant. The consulting agreement shall be in effect until August 2001.

              On March 30, 2001, the Company entered into a consulting agreement for promotion and investor relations. In exchange for services rendered the consultant received a non-refundable commitment fee equal to 100,000 shares of the Company's common stock which has been valued at $125,000 of which $-0- has been expensed and the full amount is included in prepaid expense at March 31, 2001. The Company has agreed to allow the consultant "Piggy-back Registration Rights" for the shares issued to the consultant. This allows the consultant the right to "Piggy-back" on any registration offering by the Company without cost to the consultant. The commitment fee will be expensed over the term of the contract which is one year. In addition to the commitment fee to the Company has agreed to pay $5,000 per month under this agreement.

NOTE 8 -      RELATED PARTY TRANSACTIONS

              Employment Agreements
              ---------------------

              On February 8, 2001, DMS entered into employment agreements with two key officers/shareholders, the chief executive officer and president and the chief technology officer. The employment agreements are for a term of two years with annual salaries of $90,000 and $108,000, respectively, for the first year and $120,000 each for the second year. The chief executive officer owned 25% of DMS prior to its merger with Capital One. In addition, the chief technology officer owned 100% of a company that was a 23% shareholder of DMS. As a result of the agreement and plan of merger, the chief executive officer now owns 16.5% of Cirus and the Company owned by the chief technology officer now owns 15.2% of Cirus. For the cumulative period from inception to March 31, 2001 the Company has expensed $24,750 of officers salaries of which $4,334 is owed to the officers/shareholders and is included in accrued expenses at March 31, 2001.

                       CIRUS TELECOM, INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND CUMULATIVE
     FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (UNAUDITED)


NOTE 8 -      RELATED PARTY TRANSACTIONS (cont'd)

              Distribution Agreement
              ----------------------

              On February 6, 2001, DMS entered onto a distribution agreement with a company (the "distributor") that owned 27% of DMS prior to the merger. The agreement is for two years with an option to renew for an additional year at the end of the initial term. As a result of the merger, the distributor now owns 17.8% of the Company. The distributor is to purchase long distance and telecommunications services from DMS for the purpose of distributing prepaid calling cards and is subject to the following conditions:

                      1) If DMS, after three months from the date of the agreement, averages $2,000,000 per month in revenues, for the following nine month period, the distributor shall be entitled to dispose of 100% of its common stock.

                      2) If DMS, after three months from the date of the agreement, fails to maintain an average of $2,000,000 in revenue for said nine month period, the distributor shall be entitled to dispose of up to 75% of its common stock after the first year of the Agreement and 100% after the second year of the agreement.

                      3) DMS warrants that if they are unable to maintain sufficient network capacity, or if they do not have their network operating within the specified timeframe, that will not enable the distributor to reach the target set in (1), the distributor will be subject to the following rule. As long as the distributor averages $2,000,000 per month in revenues for the remainder of the first year anniversary date of signing of the contract, after a 90-day ramp-up period, the distributor shall be entitled to dispose of 100% of its common stock.


NOTE 9 -      PRO FORMA FINANCIAL STATEMENTS

              The following pro forma information in a condensed format the Company's statement of operations for the period December 11, 2000 (date of inception) to March 31, 2001 as if the acquisition was consummated and considered in effect as of December 11, 2000:

                                                                Pro forma
                                                         Statement of operations
                                                               for the period
                                                            December 11, 2000
                                                         (date of inception) to
                                                                March 31, 2001
                                                          ----------------------

                           Total income                     $            --
                                                            ===============
                           Total expenses                   $       482,481
                                                            ===============
                           Net loss                         $      (482,481)
                                                            ================

              This pro forma information regarding the Company's statement of operations has been presented for disclosure purposes and does not purport to be indicative of the Company's financial position and results of operations which have actually resulted had the acquisition occurred as of December 11, 2000.

                       CIRUS TELECOM, INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND CUMULATIVE
     FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO MARCH 31, 2001
                                   (UNAUDITED)


NOTE 10 -     SUBSEQUENT EVENTS

              Common Stock Split
              ------------------

              On March 30, 2001, the stockholders voted to increase the authorized number of shares of common stock from 30,000,000 to 100,000,000 and to effect a four for one forward split of the Company outstanding common stock to all shareholders of record as of April 6, 2001. As a result of this, total outstanding shares increased to 63,776,212 as of April 12, 2001.

              Consulting Contract
              -------------------

              On May 4, 2001, the Company entered into a consulting agreement for marketing to new investors. In exchange for services rendered the consultant is to receive 50,000 shares of restricted common stock. The term of the agreement is for one month.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements, related notes, and other detailed information included elsewhere in this Quarterly Report on Form 10-QSB. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Quarterly Report on Form 10-QSB include statements regarding synergies and growth expected as a result of our in-progress and future acquisitions, expected growth in earnings, revenue and gross margin, our expectation regarding our ability to consummate future acquisitions and the necessity for and expected availability of additional financing. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to, our ability to integrate and manage acquired companies, assets and personnel, changes in market conditions, the volatile and competitive environment for Internet telephony, the availability of transmission facilities, management of our rapid growth, entry into new and developing markets, competition, the international telecommunications industry, dependence on operating agreements with foreign partners, reliance on third parties to provide us with technology, infrastructure and content, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer concentration and attrition, rapid technological change, and the expansion of the global network. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


OVERVIEW

         Cirus Telecom, Inc. ("Cirus") is a full-service telecommunications company that focuses on developing integrated telephone service in the emerging competitive carrier industry. We offer an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, calling cards, dedicated access, and other enhanced and value-added telecommunications services tailored to meet the needs of our customers and the growing marketplace demand from small and medium-sized businesses for reliability and speed.

History
-------

         Cirus Telecom, Inc. was incorporated in the state of Delaware on August 25, 1997 under the name Sierra Madre Gold Corporation. On October 4, 1999, the name was changed to Capital One Ventures Corp. On February 9, 2001, the name was changed to Cirus Telecom, Inc. in connection with the merger discussed below. Since March 31, 1998, Cirus had been a development stage company seeking a merger or acquisition of a private entity. DMS Acquisitions Corp. ("DMS") was incorporated in the state of Delaware on December 11, 2000 to operate as a wholesale provider of long distance and telecommunication services.

Merger
------

         Pursuant to an agreement and plan of merger dated February 8, 2001, Cirus, through a wholly-owned subsidiary, acquired all of the issued and outstanding common stock of DMS in exchange for 10,000,000 shares of Cirus common stock which represented 65.9% of the outstanding shares of Cirus's common stock after the issuance. Concurrent with the above acquisition, DMS merged with and into the wholly-owned subsidiary, which then changed its name to DMS and continues to be wholly owned by Cirus. Cirus and DMS are collectively referred to as the "Company".

         We offer long distance services to customers through agreements we have with several international long distance carriers. The long distance services include domestic service, such as interLATA,which are calls that pass from one "Local Access and Transport Area" or "LATA" to another LATA, and intraLATA, which are calls that stay within the LATA in which they originated, but are beyond the distance limits of the local calling plan. Our services also include international calling, toll-free services (800, 888, 877, 866), calling card, and other enhanced services. We offer individual customers consultation services with regard to the design and implementation of complete telecommunications systems to meet their specific needs, including the selection of equipment, interconnection of local area networks and wide area networks, and implementation of virtual private networks.

         The nature of our telecommunications business is rapidly evolving but has a limited operating history. We had no revenues for the period ended March 31, 2001. We believe period-to-period comparisons of our revenues and operating results, including our network operations and other operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as indicators of future performance. We also believe our historical growth rates are not indicative of future growth rates.

         We continue to deploy our telecom switching network, expand our customer base and we are beginning to penetrate the business segment. We anticipate future growth from providing a comprehensive product suite of communications services. These services are expected to include wholesale telecom sales, international long-distance services, domestic call termination, phone-card PIN activation and debit-card billing software deployment.

         There is a great demand in the United States for telecom carriers to provide a host of services at competitive prices. Due to the deregulation of the telecom industry, any corporation with the appropriate state and federal licenses may provide any number of those services. As the incumbent Baby Bell's navigate the telecom waters, we believe they may be hampered by their size and legislative limitations as to what they can and are able to do. This creates opportunities for smaller and more nimble organizations to react to changing technologies and market demands.

         Cirus' service offering allows us to lease from the incumbent local exchange carriers ("ILECs"), on an as-needed basis, multiple unbundled network elements and combine them into our own full service platform. We lease a combination of network elements, including the local loop, a network interface device, where the local loop terminates at the customer's premises, a switch port that connects the local loop to the ILEC's switch, the switching functionality of the ILEC's switch, and the transport of telephone calls between ILEC switches for local calls, or to a long distance telephone company's point-of-presence for a long distance call. We have chosen this platform to grow our customer base because it allows us to rapidly enter new markets with minimal capital expenditures. For example, we can build a customer base without deploying either a local switch or last-mile infrastructure. Generally, instead of buying and maintaining our own equipment in the field, we utilize the reliable equipment owned by the ILECs and focus our resources on building a customer base.

         In March of 2001 Cirus leased a switch from NACT, a leading telecom hardware producer. This switch is expected to be operational by mid June 2001. This will increase the telecom capacity of Cirus by 20,000,000 minutes per month. Cirus will utilize this switch to run prepaid card programs for companies such as 9278 Communications, Inc., the wholesaling of long-distance minutes and providing call-termination into the United States. With the implementation of this switch, Cirus will be able to fulfill the terms of its carrier services contract with 9278 Communications, Inc.

         The margins on switched telecom products vary on several factors, but most importantly the relationships with direct providers both domestically and internationally. Cirus deals with both the incumbent PTTs and Secondary Network Operators (SNOs) in international locations. The logic behind choosing a provider is based upon costs and service reliability. Once the NACT switch is operational, Cirus will endeavor to place direct lines into as many international locations as possible, thereby creating the most direct route to the country in question.

         Building and expanding our business has required and will continue to require us to make significant expenditures in excess of the amounts of cash that our business is generating. We believe our strategy of leasing the circuit-switched networks and building our own packet-switched network will help our operations to generate positive cash flow much sooner than the strategy used by CLECs of building a circuit-switched network before a customer base has been established. We have experienced operating losses and generated negative cash flow since we began operating and we expect to continue to generate negative cash flow for a period of time while we continue to expand our network and develop product offerings and our customer base. We cannot assure you that our revenue or customer base will increase or that we will be able to achieve or sustain positive cash flow.

         Management believes that the present working capital and future cash flow from operations will be sufficient to meet the cash and capital requirements of our retail division for the next 12 months. Our plan for the growth of our telecommunications division includes an aggressive strategy to obtain as many new local and international access lines as our cash resources allow. We will need to expend cash and incur additional losses before we are able to grow our telecommunications business to a profitable level. We believe our cash will provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. We may seek additional financing, however, there can be no assurance that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us.

Competition in the Telecommunications Industry

         Local Telecommunications Market

         The local telecommunications market is a highly competitive environment and is dominated by ILECs. Based upon the geographical locations in which we currently sell services, Verizon and BellSouth are our largest competitors. Most of our actual and potential competitors, including most of the facilities-first CLECs, have substantially greater financial, technical, marketing and other resources (including brand name recognition) than we do. Furthermore, the continuing trend toward business alliances in the telecommunications industry and the lack of substantial barriers to entry in the data and Internet services markets could help to generate substantial new competition. We anticipate that we will be able to compete based upon our pricing, reliability, customer service and rapid ability to provision accounts and respond to customer requests. Our established competitors, such as the ILECs, are able to compete effectively because they have long-term existing relationships with their customers, strong name recognition, abundant financial resources, and the ability to cut prices of certain services by subsidizing such services with revenues generated from other products. Although the Telecommunications Act reduced barriers to entry into the local market, future regulatory decisions could provide ILECs with more pricing flexibility, which would result in increased price competition.

         In addition to competition from ILECs, other CLECs and wireless entities, several other entities currently offer or are capable of offering local service, such as long distance carriers, cable television companies, electric utilities and microwave carriers. These entities, upon entering into appropriate interconnection agreements or resale agreements with ILECs, can offer single source local and long distance services like those we offer. For example, long distance carriers, such as AT&T Corp., MCI WorldCom and Sprint Corporation, among other carriers, have each begun to offer local telecommunications services in major U.S. markets using the unbundled network elements platform or by reselling the ILECs' services.

         Long Distance Telecommunications Market

         The long distance market, in comparison to the local market, has relatively insignificant barriers to entry and has been populated by numerous entities that compete for the same customers by frequently offering promotional incentives and lower rates. We compete with many such companies that do not offer any service other than long distance, and we compete with established major carriers such as AT&T and MCI WorldCom. We will also have to maintain high quality and low cost services to compete effectively. In many instances, we must be in a position to reduce our rates to remain competitive.

         Government Regulation

         Local and long distance telecommunications services are subject to regulation by the Federal Communications Commission ("FCC") and by state regulatory authorities. Among other things, these regulatory authorities impose regulations governing the rates, terms and conditions for interstate and intrastate telecommunications services and require us to file tariffs for interstate and international service with the FCC and obtain approval for intrastate service provided in the states in which we currently market our services. We must obtain and maintain certificates of public convenience and necessity from regulatory authorities in the states in which we operate. We are also required to file and obtain prior regulatory approval for tariffs and intrastate services. In addition, we must update or amend the tariffs and, in some cases, the certificates of public convenience and necessity, when rates are adjusted or new products are added to the local and long distance services we offer. Changes in existing laws and regulations, particularly regulations resulting in increased price competition, may have a significant impact on our business activities and on our future operating results. We are also subject to Federal Trade Commission regulation and other federal and state laws relating to the promotion, advertising and direct marketing of our products and services. Certain marketing practices, including the means to convert a customer's local or long distance telephone service from one carrier to another, have recently been subject to increased regulatory review of both federal and state authorities. Even though we have implemented procedures to comply with applicable regulations, increased regulatory scrutiny could adversely affect the transitioning of customers and the acquisition of new customer bases. Amendments to existing statutes and regulations, adoption of new statutes and regulations and expansion of our operations into new geographic areas and new services could require us to alter our methods of operation or obtain additional approvals, at costs which could be substantial. There can be no assurance that we will be able to comply with applicable laws, regulations and licensing requirements. Failure to comply with applicable laws, regulations and licensing requirements could result in civil penalties, including substantial fines, as well as possible criminal sanctions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Margin

         We have yet to generate revenues pursuant to our business activities and as laid out in our plan of business. Management estimates that in Q2 of 2001 Cirus will generate revenues from its business activities. These business activities include the selling of long-distance and other telecom services, as well as the fulfillment of a $24 million contract for telecom services with 9278 Communications, Inc. 9278 is the largest single customer of Cirus, and any material change or loss to this customer would result in substantial changes to Cirus' plan of business and financial projections.

General and Administrative

         General and administrative expenses for the three months ended March 31, 2001 were $488,516. This sum was primarily due to business integration costs generated by our acquisition in the first quarter of 2001.

         We anticipate the amount of general and administrative expenses to rise over the next two quarters as Cirus anticipates the addition of further technical, support and managerial staff. Cirus estimates that it will have to double its staffing requirements to meet the upcoming demands. As the number of staff increases, Cirus will have to relocate to larger office premises. Causing the monthly rental expense to increase by an estimated 100%.

Depreciation and Amortization

         At March 31, 2001 the computer software and equipment had not yet been put into operation, therefore, the Company has not started depreciation on such equipment.

Interest Income

         Interest income of $3,773 was derived from cash deposits at Cirus' banking institutions.

Net Loss

         We reported a net loss of $528,083, or $0.04 per common share attributable to common shareholders, for the three months ended March 31, 2001. Within this net loss figure, there is a non-cash dividend attributed to the convertible preferred stock issued of $43,150.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, we had cash and cash equivalents of $539,542. The Company has total prepaid expenses of $1,260,395, which were paid through the issuance of common stock. The Company has current liabilities comprised of $27,724 of accounts payable and accrued expenses and $153,522 in a capital lease payable. The working capital was generated as a direct result of the sale of 850 shares of Series A convertible preferred stock, completed on the closing of the merger with DMS Acquisitions Corp.

         The Company increased cash by $539,109 for the three months ended March 31, 2001. The activity for the period was broken down as follows. The Company consumed $105,220 for operating activities and $117,912 for investing activities, which includes $64,348 for equipment and software and $53,564 in connection with the merger. For the same period the company received cash from financing activities of $762,431 which was comprised of $850,000 from the sale for preferred stock, net of $71,857 of costs related to the recapitalization and $15,712 repaid to a shareholder.

         The existing capital resources are adequate to maintain the current level of spending without having to account for any extraordinary expenditures, such as the addition of staff or purchase of equipment. The Company will be seeking additional capital investment through either the sale of equity or the structuring of debt instruments to assist the growth that Cirus is undertaking.

         It is estimated that until the fourth quarter, the Company will not be able to substantially expand its switching facility to increase the capacity without additional capital being raised for the company, or preferential leasing terms are negotiated with hardware and software suppliers. At that point, it is projected that the Company will be able to grow its network through its internal cash flow. Cirus estimates that it will have to triple the size of its switching facilities to meet the customer demand for its telecom services. These new switches will be designed to work in tandem with Cirus' existing NACT platform.

         The Company did not generate any revenues in the quarter ending March 31, 2001. Cirus will generate revenues derived from phone-card sales from April 2001 and it anticipates that its switch will be fully functional in June 2001. The principal uses of cash for operating activities in the fiscal period were to purchase computer hardware, software and to lease telecom switching equipment.

EQUITY AND DEBT FINANCING

Prefered Stock

         On February 6, 2001 the Board of Directors of the Company adopted and created a series of preferred stock consisting of 1,000 shares designed as the Series A Convertible Preferred Stock ("Preferred Stock"). As a condition to the closing of the above agreement and plan of merger with DMS, Cirus sold 850 shares of the Preferred Stock for total proceeds of $850,000 to four entities. Each share of Preferred Stock has a liquidation preference of $1,000. The Preferred Stock is convertible into common stock at any time, provided that each entity holding such shares shall only be allowed to convert preferred shares into common stock up to a maximum of 9.9% of the outstanding shares of common stock following the conversion. The conversion rate is equal to $1,000 per share of Preferred Stock divided by 75% of the average market price of the common stock for ten days prior to the date of conversion. The conversion rate is subject to adjustment under certain circumstances. Outstanding Preferred Stock may be repurchased by the Company at a price of $1,250 per share for one year.

CASH FLOWS

        The Company's cash balances vary significantly from day-to-day due to the volume of purchases, sales and deposits required in the telecom industry. Due to the nature of the telecom industry and the financial risk and exposure of the Company, all customers are required to prepay for services based upon their carrier requirements. If the Company establishes credit terms with customers, it is done on an individual basis, based upon payment history and the duration of the customer relationship.

         The Company experienced a net loss relating to operating activities of $484,743 including a non-cash adjustment amount of $371,799 related to the issuance of common stock for corporate consulting service contracts. The Company also made a prepayment for carrier services in the amount of $20,000 to secure access to international carrier lines.

         The Company received a total of $850,000 from the sale of preferred stock. When one factors in a $15,712 and $71,857 repayment of related party debt, the net cash amount into the company was $762,431. There was also $53,564 in costs associated with the merger of DMS Acquisition Corp. and Capital One Ventures Corp.

         The Company spent $61,500 on the purchase of its Network Telemanagement System in March 2001 and $2,848 for computer equipment. The Company has a monthly lease obligation of twelve monthly payments of $13,336 commencing April 2001. The lease is secured by the related computer equipment and software.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Neither the Company nor any of its property is a party to any pending or threatened legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.  Other Events

     None.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

         None

  (b)  Reports on Form 8-K.

         Form 8-K filed on February 23, 2001

         Form 8-K/A filed on March 16, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                                CIRUS TELECOM, INC.


May 18, 2001                                    By:/s/AMAR BAHADOORSINGH
                                                   ---------------------
                                                       Amar Bahadoorsingh,
                                                         Chief Executive Officer