Form 10QSB
period 2001-06-30
CIRUS TELECOM INC
filed 2001-07-30
CIK 1098307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended JUNE 30, 2001

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

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of June 30, 2001, there were 61,960,890 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                                     PART I
                                     ------

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    CONTENTS



Consolidated balance sheet (unaudited) at June 30, 2001
and December 31, 2000                                                   3

Consolidated statements of operations and comprehensive
income (loss) (unaudited) for the three months ended June 30,
2001 and for the period December 11, 2000 (date of inception)
to June 30, 2001                                                        4

Consolidated statement of stockholders' equity (unaudited) for the period from December 11, 2000 (date of inception)
to June 30, 2001                                                        5

Consolidated statements of cash flows (unaudited) for the three months ended June 30, 2001 and for the period December 11, 2000
(date of inception) to June 30, 2001                                    6 - 7

Notes to consolidated financial statements                              8 - 14

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                     ------


                                                                      June 30, 2001        December 31, 2000
                                                                      -------------        ------------------
Current assets:
    Cash                                                               $   155,935            $        --
    Accounts receivable - net                                            1,188,083                     --
    Prepaid expenses                                                       414,208                     --
                                                                       -----------            -----------
         Total current assets                                            1,758,226                     --
                                                                       -----------            -----------

Property and equipment - net                                               300,607                     --
                                                                       -----------            -----------

Other assets                                                                41,400                     --
                                                                       -----------            -----------
         Total assets                                                  $ 2,100,233            $        --
                                                                       ===========            ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                              $ 1,087,920            $        --
    Due to stockholder                                                          --                 15,712
    Capital lease payable                                                  116,119                     --
                                                                       -----------            -----------
         Total current liabilities                                       1,204,039                 15,712
                                                                       -----------            -----------

Commitments and contingencies (Note 7)                                          --                     --
                                                                       -----------            -----------
Stockholders' equity (deficiency):
    Preferred stock  - $0.0001 par value 5,000,000 authorized,
         925 shares issued and outstanding                                      --                     --
    Common stock - $0.0001 and $ .001 par value, respectively,
    100,000,000 shares authorized, 61,401,824 and 1,000
    shares issued and outstanding, respectively                              6,140                      1
    Additional paid-in capital                                           1,483,645                     99
    Stock subscription receivable                                               --                   (100)
    Accumulated deficit                                                   (593,337)
                                                                                                  (15,712)
    Accumulated other comprehensive loss                                      (254)                    --
                                                                       -----------            -----------

         Total stockholders' equity (deficiency)                           896,194                (15,712)
                                                                       -----------            -----------

Total liabilities and stockholders' equity (deficiency)                $ 2,100,233            $        --
                                                                       ===========            ===========




     See accompanying notes to consolidated financial statements (unaudited)

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)

                                                                             For the period
                                                   For the three            December 11, 2000
                                                   months ended            (date of inception)
                                                   June 30, 2001            to June 30, 2001
                                                   -------------            ------------------
Income:
    Sales - related party                          $  1,189,620              $  1,189,620
    Sales                                               216,501                   216,501
                                                   ------------              ------------
         Total income                                 1,406,121                 1,406,121
                                                   ------------              ------------

Cost of sales:
    Cost of sales                                     1,237,457                 1,237,457
    Cost of sales - related party                        68,960                    68,960
                                                   ------------              ------------
         Total cost of sales                          1,306,417                 1,306,417
                                                   ------------              ------------

Gross profit                                             99,704                    99,704

Expenses:
    General and administrative                           77,849                   582,077
                                                   ------------              ------------

Income (loss) before other income
    and provision for income taxes                       21,855                  (482,373)
                                                   ------------              ------------
Other income (expenses):
    Interest income                                       2,141                     5,914
    Interest expense                                     (2,605)                   (2,605)
                                                   ------------              ------------

         Total other income (expense)                      (464)                    3,309
                                                   ------------              ------------


Income (loss) before provision for income taxes          21,391                  (479,064)

Provision for income taxes                                   --                        --
                                                   ------------              ------------

Net income (loss)                                        21,391                  (479,064)

Unrealized loss on foreign currency translation             (64)                     (254)
                                                   ------------              ------------

Comprehensive net income (loss)                          21,327                  (479,318)

Dividends accreted on redeemable convertible
  preferred stock                                       (71,123)                 (114,273)
                                                   ------------              ------------

Net loss attributable to common stockholders       $    (49,796)             $   (593,591)
                                                   ============              ============

Income (loss) per share:
    Basic                                          $         --              $       (.01)
                                                   ============              ============

    Diluted                                        $         --              $       (.01)
                                                   ============              ============

Weighted average number of
 common shares outstanding
    Basic                                            61,096,879                49,217,418
                                                   ============              ============
    Diluted                                          61,960,890                49,825,463
                                                   ============              ============



     See accompanying notes to consolidated financial statements (unaudited)

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            FOR THE PERIOD FROM DECEMBER 11, 2000 (DATE OF INCEPTION)
                          TO JUNE 30, 2001 (UNAUDITED)






                                                  Preferred Stock             Common Stock
                                                 ----------------             ------------
                                                Shares       Amount         Shares         Amount
                                              -----------   -----------   -----------    -----------

Balances at December 11, 2000                          --   $        --         1,000    $         1

Net (loss) for the period December
  11, 2000 (date of inception) to
  December 31, 2000                                    --            --            --             --
                                              -----------   -----------   -----------    -----------

Balances at December 31, 2000                          --            --         1,000              1

Issuance of common stock
  in connection with the merger
  of Cirus TeleCommunications, Inc. net
  of related costs                                     --            --    10,000,000          1,000

Contribution of common shares by founders
  in connection with recapitalization                  --            --        (1,000)            (1)

Recapitalization in connection with
  reverse acquisition - Cirus Telecom, Inc.
  equity                                               --            --     5,175,456            518

Sale of preferred shares                              925            --            --             --

Issuance of common stock in
   connection with service contract
- pre-split                                            --            --        62,500              6

4 for 1 common stock split                             --            --    45,713,868          4,571

Issuance of common stock in connection
   with service contracts - post-split                 --            --       450,000             45

Unrealized foreign currency translation
  adjustment                                           --            --            --             --

Imputed preferred stock dividend
  attributable to the beneficial
  conversion feature                                   --            --            --             --

Net (loss) for the six months
  ended June 30, 2001                                  --            --            --             --
                                              -----------   -----------   -----------    -----------

Balances at June 30, 2001                             925   $        --    61,401,824    $     6,140

[RESTUBBED]
                                                                                            Accumulated         Total
                                               Additional         Stock                         Other        Stockholders'
                                                 Paid-In      Subscription    Accumulated   Comprehensive      Equity
                                                 Capital        Receivable      Deficit       Income (loss)   (Deficiency)
                                                -----------    -----------    -----------    -----------    --------------


Balances at December 11, 2000                 $        99    $      (100)   $        --    $        --    $        --

Net (loss) for the period December
  11, 2000 (date of inception) to
  December 31, 2000                                    --             --        (15,712)            --        (15,712)
                                              -----------    -----------    -----------    -----------    -----------

Balances at December 31, 2000                          99           (100)       (15,712)            --        (15,712)

Issuance of common stock
  in connection with the merger
  of Cirus TeleCommunications, Inc. net
  of related costs                                (59,306)            --             --             --        (58,306)

Contribution of common shares by founders
  in connection with recapitalization                 (99)           100             --             --             --

Recapitalization in connection with
  reverse acquisition - Cirus Telecom, Inc.
  equity                                          (67,200)            --             --             --        (66,682)

Sale of preferred shares                          925,000             --             --             --        925,000

Issuance of common stock in
   connection with service contract
   - pre-split                                    124,994             --             --             --        125,000

4 for 1 common stock split                         (4,571)            --             --             --             --

Issuance of common stock in connection
   with service contracts - post-split            450,455             --             --             --        450,500

Unrealized foreign currency translation
  adjustment                                           --             --             --           (254)          (254)

Imputed preferred stock dividend
  attributable to the beneficial
  conversion feature                              114,273             --       (114,273)            --             --

Net (loss) for the six months
  ended June 30, 2001                                  --             --       (463,352)            --       (463,352)
                                              -----------    -----------    -----------    -----------    -----------

Balances at June 30, 2001                     $ 1,483,645    $        --    $  (593,337)   $      (254)   $   896,194




     See accompanying notes to consolidated financial statements (unaudited)

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                      For the period
                                                                           For the three           December 11, 2000
                                                                           months ended           (date of inception)
                                                                           June 30, 2001            to June 30, 2001
                                                                            -----------             -------------------
Cash flows from operating activities:
   Net income (loss)                                                        $    21,391              $  (479,064)
Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation                                                               2,316                    2,316
     Amortization of consulting expense arising
         from stock issuance                                                   (142,410)                 229,389
  Increase in:
    Accounts receivable                                                      (1,188,083)              (1,188,083)
    Prepaid expenses                                                            (48,097)                 (68,097)
    Other assets                                                                (41,400)                 (41,400)
  Increase in:
    Accounts payable and accrued expenses                                     1,060,196                1,087,920
                                                                            -----------              -----------
Net cash used in operating activities                                          (336,087)                (457,019)
                                                                            -----------              -----------

Cash flows from investing activities:
    Purchase of property and equipment                                          (85,053)                (149,401)
    Costs in connection with merger                                                  --                  (53,564)
                                                                            -----------              -----------

Net cash used in investing activities                                           (85,053)                (202,965)
                                                                            -----------              -----------

Cash flows from financing activities:
    Advances from stockholders                                                       --
                                                                                                          15,712
    Repayment to stockholder                                                         --                  (15,712)
    Sale of preferred stock                                                      75,000                  925,000
    Repayment of related party debt
        in connection with recapitalization                                          --                  (71,857)
    Repayment of capital lease                                                  (37,403)                 (37,403)
                                                                            -----------              -----------

Net cash provided by financing activities                                        37,597                  815,740
                                                                            -----------              -----------

Effect of exchange rate changes on cash                                             (64)                    (254)

(Decrease) increase in cash                                                    (383,607)                 155,502

Cash at beginning of period                                                     539,542                      433
                                                                            -----------              -----------

Cash at end of period                                                       $   155,935              $   155,935
                                                                           ===========              ===========



     See accompanying notes to consolidated financial statements (unaudited)

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                                 For the period
                                                                                                                December 11, 2000
                                                                                              months ended     (date of inception)
                                                                                             June 30, 2001       to June 30, 2001
                                                                                             -------------     -------------------
Supplemental disclosure of non-cash flow information: Cash paid during the year for:
         Interest                                                                            $       2,605         $    2,605
                                                                                             =============         ==========
         Income taxes                                                                        $          --         $       --
                                                                                             =============         ==========

Schedule of non-cash operating activities:
    In connection with the issuance of 700,000(post-split)
    shares of common stock for consulting services being
    amoritized                                                                               $     325,500         $  575,500
                                                                                             =============         ==========
    In connection with the cancellation of 2,758,778
    (post-split) shares of common stock related to the
    cancellation of the consulting contract                                                  $   1,362,194          1,362,194
                                                                                             =============         ==========
Schedule of non-cash investing activities:
    Acquisition of computer equipment and software in
    connection with capital lease obligations                                                $          --         $  153,522
                                                                                             =============         ==========

Schedule of non-cash financing activities:
    Issuance of 40,000,000 shares (post - split) of common stock in
    connection with the Comm merger                                                          $          --         $    4,000
                                                                                             =============         ==========

    Imputed preferred stock dividend attributable to the
    beneficial conversion feature                                                            $      71,123         $  114,273
                                                                                             =============         ==========




     See accompanying notes to consolidated financial statements (unaudited)

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 1 -      ORGANIZATION

              History
              -------

              Cirus Telecom, Inc. ("Cirus") was incorporated in the state of Delaware on August 25, 1997 under the name Sierra Madre Gold Corporation. On October 4, 1999, the name was changed to Capital One Ventures Corp. On February 9, 2001, the name was changed to Cirus Telecom, Inc. in connection with the merger discussed below. Prior to the quarter ended June 30, 2001, Cirus was a development stage company with no operations seeking a merger or acquisition of a private entity. Cirus' year end is September 30.

              Cirus Communications, Inc. ("Comm") was incorporated in the state of Delaware on December 11, 2000 to operate as a wholesale provider of long distance and telecommunication services under the name DMS Acquisition Corp. ("DMS") On July 26, 2001, DMS changed its name to Cirus Communications, Inc. Comm's year end is September 30.

              Capital One Acquisition Corp. ("Capital One") was incorporated in the state of Delaware on February 1, 2001 in order to facilitate the merger between Cirus and Cirus Comm. Capital One was wholly owned by Cirus.

              Cirus Talk, Inc. ("Talk") was incorporated on January 24, 2001 under the name Telcorp Holdings LTD. On May 23, 2001 the name was changed to Cirus Talk, Inc. Talk is to operate as the holding and management company for companies to be wholly owned by Talk which will operate as call centers providing long distance and telecommunication services. Talk is wholly owned by Cirus. The following limited liability companies are the wholly owned subsidiaries of Talk formed on the following dates: CT Copiague LLC ("Copiague") and CT Huntington LLC ("Huntington") were formed on May 24, 2001 and CT Freeport LLC ("Freeport") was formed on June 18, 2001. At June 30, 2001 the telephone call centers had not commenced operations.

              Merger
              ------

              Pursuant to an agreement and plan of merger dated February 8, 2001, Capital One acquired all of the issued and outstanding common stock of Comm in exchange for 10,000,000 shares of Cirus common stock which represented 65.9% of the outstanding shares of Cirus common stock after the issuance. Concurrent with the above acquisition, Comm merged with and into Capital One. Capital One then changed its name to Cirus Communications, Inc. and continues to be wholly owned by Cirus. Cirus and all of its subsidiaries are collectively referred to as the "Company".

              The merger of Cirus and Comm has been treated as a recapitalization and purchase by Comm as the acquirer (reverse acquisition) of Cirus as control rests with the former Comm shareholders, although prior to the acquisition, Cirus had been the registrant.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 1 -      ORGANIZATION (cont'd)

              Merger (cont'd)
              ---------------

              Therefore, the historical financial statements prior to February 8, 2001 are those of Comm. The transaction is considered a capital transaction whereby Comm contributed its stock for the net assets of the Company. Simultaneously with the merger, Comm's former President was elected as the Company's President.

NOTE 2 -      INTERIM RESULTS AND BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and items 303 and 301(B) Regulation S-B.

              In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2001 and the results of our operations and cash flows for the three month period ended June 30, 2001 and for the period from December 11, 2000 (date of inception) to June 30, 2001. The results for the period are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending September 30, 2001. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

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

NOTE 3 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)            Principles of Consolidation
              ---------------------------

              The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 3     -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

b)            Cash and Cash Equivalents
              -------------------------

              The Company considers highly liquid investments with maturities of three months or less at the time of purchase to be cash and cash equivalents. The Company at June 30, 2001, maintained its cash deposits in an account which was in excess of Federal Deposit Insurance Corporation (FDIC) limits by approximately $56,000. The Company believes that such risk is minimal based on the reputation of the financial institution.

c)            Accounts Receivable
              -------------------

              The Company utilizes the allowance method for recognizing the collectibility of its accounts receivables. The allowance method recognizes bad debt expense based on review of the individual accounts outstanding based on the surrounding facts. As of June 30, 2001, no allowance was deemed necessary by management.

d)            Property and Equipment
              ----------------------

              Property and equipment are recorded at cost less accumulated depreciation which is provided on the straight line basis over the estimated useful lives of the asset, 3 to 7 years. Expenditures for maintenance and repairs are expensed as incurred.

e)            Revenue Recognition
              -------------------

              Revenue consists of the sales of personal identification numbers ("PINS") to wholesale distributors for use in their calling cards and fees charged for retail telephone usage including local exchange, local access, domestic and international long distance, and sales of telephonic services from Cirus owned telecom centers. Revenue is recognized upon delivery of the PINS to the wholesale distributor or upon use of the telephone service at the telecom center.

f)            Income Taxes
              ------------

              The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rated in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and city income tax reporting purposes.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 3     -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

g)            Comprehensive Loss
              ------------------

              Comprehensive loss includes net losses and foreign currency translation adjustments. Accumulated other comprehensive loss consists of foreign currency translation adjustments.

h)            Loss per Common Share
              ---------------------

              Loss per common share is computed pursuant to Financial Accounting Standards Board, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic loss per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants and convertible preferred stock.

i)            Use of estimates
              ----------------

              In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

j)            Fair value disclosure at December 31, 2000
              ------------------------------------------

              The carrying value of cash, accounts receivable, accounts payable and accrued expenses are a reasonable estimate of their fair value because of the short-term maturity of these instruments. The carrying value of short-term debt closely approximates its fair value based on the instruments' interest rate terms, maturity date, and collateral, if any in comparison to the Company's incremental borrowing rates of similar financial instruments.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 4 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at:

                                                  June 30, 2001
                                                  -------------
                   Computer software and equipment   $257,385
                   Office equipment                    27,883
                   Leasehold improvements               7,307
                   Furniture and fixtures               5,348
                   Auto                                 5,000
                                                     --------
                                                      302,923

                   Less: accumulated depreciation       2,316
                                                     --------
                                                     $300,607
                                                     ========

              At June 30, 2001 the computer software and equipment has not yet been put into operation. Therefore, the Company has not started depreciating such equipment. The Company is also responsible for the preparation and installation of the equipment related to the capital lease obligation described below. The Company has taken title to the equipment as of June 30, 2001, however, it has not been placed into operation.

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

              At June 30, 2001 the aggregate future value of the payments due pursuant to the above terms and conditions are as follows:

                                                     Year ended
                                                     September 30,
                                                  ------------------
                 2001                                 $ 40,008
                 2002                                   80,016
                                                      --------
                 Total minimal lease payments          120,024

                 Less: Amount representing interest      3,905
                                                      --------

                 Present value of net
                   minimum lease payments             $116,119
                                                      ========

              At June 30, 2001 the computer equipment and software is carried at a book value of $215,022.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 6 -      PROVISION FOR INCOME TAX

              Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed at a rate of 34% federal, 9% state, and 9% city pursuant to SFAS No. 109. Cirus and its subsidiaries file consolidated tax returns for federal, state and city tax purposes.

              The only material tax effect of significant items comprising the Company's current deferred tax assets as of June 30, 2001, is the Company's net operating losses "NOL"s" which amounted to approximately $250,000 as of June 30, 2001. The deferred tax asset associated with the Company's NOL's amounted to approximately $113,000 as of June 30, 2001.

              In accordance with SFAS 109, the Company has recorded a 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax asset would be realized in the future. The Company's NOL's will expire in 2016 if not utilized prior.

NOTE 7 -      COMMITMENTS AND CONTINGENCIES

              Lease Commitments
              -----------------

              In June 2001 the Company entered into three separate lease agreements for retail space to be used for its telephone call centers. The three leases are for 3 and 5 year terms expiring May 31, 2004, May 31, 2006 and June 30, 2006, respectively. The Company's approximate future minimum rentals under non-cancelable operating leases in effect on June 30, 2001 are as follows:

                                                   Year ended
                                                  September 30,
                                                  -------------

                      2001                         $ 14,850
                      2002                           66,490
                      2003                           69,815
                      2004                           65,433
                      2005                           52,961
                Thereafter                           36,465
                                                   --------
                                                   $306,014
                                                   ========

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 7 -      COMMITMENTS AND CONTINGENCIES (cont'd)

              The Company leases its administrative offices on a month to month basis with annual payments approximating $15,500. The Company leases space to store equipment on a month to month basis with annual payments approximating $7,200.

              Rent expense for the three months ended June 30, 2001 amounted to approximately $5,700 and approximately $12,100 for the period from December 11, 2000 (date of inception) to June 30, 2001.

              Significant Customers
              ---------------------

              The Company has derived 85% of it's revenues from a contract with a related party (see note 9) and 15% of it's revenues from an unrelated party for both the three months ended June 30, 2001 and for the period from December 11, 2000 (date of inception) to June 30, 2001.

NOTE 8 -      STOCKHOLDERS' EQUITY

              Acquisition of Subsidiary
              -------------------------

              Pursuant to the agreement and plan of merger, dated February 8, 2001, Cirus issued 10,000,000 shares of its common stock to enable its subsidiary, Capital One, to acquire and merge with Comm. In addition, to the merger agreement, Cirus and the four stockholders of Comm signed a lock-up agreement in which the stockholders agreed not to sell, assign, transfer, pledge hypothecate or otherwise dispose of the Cirus shares they received in the merger until one year after the date of merger.

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

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)


NOTE 8 -      STOCKHOLDERS' EQUITY (cont'd)

              Preferred Stock (cont'd)
              ------------------------

              The Company may not repurchase any shares of Preferred Stock for which it has received a Conversion Notice. As a condition to the closing of the above agreement and plan of merger with Comm, Cirus sold 850 shares of the Preferred Stock for total proceeds of $850,000 to 4 entities. On June 14, 2001, an additional 75 shares of the Preferred Stock were sold for a total proceeds of $75,000 to one entity. Each entity holding such shares shall only be allowed to convert preferred shares into common stock up to a maximum of 9.9% of the outstanding shares of common stock following the conversion. The calculation includes common stock beneficially owned by the entity and its affiliates.

              The holders of such shares are not entitled to receive any dividends. In accordance with, Financial Accounting Standards Boards Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Investments", the Company has calculated the discount resulting from the beneficial conversion option available to the preferred holders (75% of market value) to be $316,021, based on market value of common stock at the date of preferred stock issuance. The discount is being amortized from the date of issuance to the earliest conversion date and will be treated as a preferred dividend over the amortization period which is one year. For the three months ended June 30, 2001 the Company has recorded a preferred dividend of $71,123 and the unamortized discount remaining at June 30, 2001 is $201,748.

              Issuance of Common Stock for Consulting Services
              ------------------------------------------------

              In February 2001, the Company entered into a consulting agreement for investor relations services for a six month period. In exchange for the services to be rendered, the consultant was to receive 4.9% of the total issued and outstanding common stock of the Company which was valued at $1,487,120. Due to several unfavorable situations and unfulfilled performance-based representations, this agreement was terminated as of June 21, 2001. In settlement of this agreement the consultant agreed to a total of 250,000 shares (post split) of common stock, which was valued at $125,000 and the remaining previously issued shares were returned to the Company. At March 31, 2001, the Company had recorded a total of $371,799 of consulting expense related to this agreement. As a result of the termination and settlement, the previously recorded consulting expense had be adjusted to the settlement expense of $125,000, resulting in a reduction (credit) of $246,799 of consulting expense recorded in general and administrative expenses for the three months ended June 30, 2001.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 8 -      STOCKHOLDERS' EQUITY (cont'd)

              Issuance of Common Stock for Consulting Services (cont'd)
              ---------------------------------------------------------

              On March 30, 2001, the Company entered into a consulting agreement for promotion and investor relations. In exchange for services rendered the consultant received a non-refundable commitment fee equal to 100,000 shares of the Company's common stock which has been valued at $125,000. The commitment fee will be expensed over the term of the contract which is one year. The Company has recorded to date $31,250 of consulting fees and has a prepaid expense of $93,750 at June 30, 2001. The Company has agreed to allow the consultant "Piggy-back Registration Rights" for the shares issued to the consultant. This allows the consultant the right to "Piggy-back" on any registration offering by the Company without cost to the consultant. In addition to the commitment fee the Company has agreed to pay $5,000 per month under this agreement. The Company has recorded to date $15,000 of consulting fees and has an accrued expense of $10,000 at June 30, 2001.

              On May 4, 2001, the Company entered into a consulting agreement for a one month term for marketing to new investors. In exchange for services rendered the consultant received 50,000 shares of restricted common stock, which has been valued at $67,500 and expensed as consulting fees.

              On June 27, 2001, the Company entered into a new consulting agreement for marketing to new investors. In exchange for services rendered the consultant received 300,000 shares of restricted common stock which has been valued at $258,000. For the period from December 11, 2001 (date of inception) to June 30, 2001, the Company recorded $5,639 of consulting fees and has a prepaid expense of $252,361 at June 30, 2001. The consulting agreement is in effect until December 2001.

              Common Stock Split
              ------------------

              On March 30, 2001, the stockholders voted to increase the authorized number of shares of common stock from 30,000,000 to 100,000,000 and to affect a four for one forward split of the Company's outstanding common stock to all shareholders of record as of April 6, 2001.

NOTE 9 -      RELATED PARTY TRANSACTIONS

              Employment Agreements
              ---------------------

              On February 8, 2001, Comm entered into employment agreements with two key officers/shareholders, the chief executive officer and president and the chief technology officer. The employment agreements are for a term of two years with annual salaries of $90,000 and $108,000, respectively, for the first year and $120,000 each for the second year. The chief executive officer owned 25% of Comm prior to its merger with Capital One. In addition, the chief technology officer owned 100% of a company that was a 23% shareholder of Comm.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 9 -      RELATED PARTY TRANSACTIONS (cont'd)

              Employment Agreements (cont'd)
              ------------------------------

              As a result of the agreement and plan of merger, the chief executive officer now owns 16.5% of Cirus and the company owned by the chief technology officer now owns 15.2% of Cirus. For the period from December 11, 2000 (date of inception) to June 30, 2001, the Company has recorded $70,414 of officers salaries under these agreements.

              Distribution Agreement
              ----------------------

              On February 6, 2001, Comm entered into a distribution agreement with a company (the "distributor") that owned 27% of Comm prior to the merger. The agreement is for two years with an option to renew for an additional year at the end of the initial term. As a result of the merger, the distributor now owns 17.8% of Cirus. The distributor is to purchase long distance and telecommunications services from Comm for the purpose of distributing prepaid calling cards and is subject to the following conditions:

                      1) If Comm, after three months from the date of the agreement, averages $2,000,000 per month in revenues, for the following nine month period, the distributor shall be entitled to dispose of 100% of its common stock.

                      2) If Comm, after three months from the date of the agreement, fails to maintain an average of $2,000,000 in revenue for said nine month period, the distributor shall be entitled to dispose of up to 75% of its common stock after the first year of the agreement and 100% after the second year of the agreement.

                      3) Comm warrants that if they are unable to maintain sufficient network capacity, or if they do not have their network operating within the specified timeframe, that will not enable the distributor to reach the target set in (1), the distributor will be subject to the following rule. As long as the distributor averages $2,000,000 per month in revenues for the remainder of the first year anniversary date of signing of the contract, after a 90-day ramp-up period, the distributor shall be entitled to dispose of 100% of its common stock.

              The Company has derived revenues of approximately $1,190,000 from this contract for both the three months ended June 30, 2001 and for the period from December 11, 2000 (date of inception) to June 30, 2001.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 10 -     PRO FORMA FINANCIAL STATEMENTS

              The following pro forma information is a condensed format of the Company's statement of operations for the period December 11, 2000 (date of inception) to June 30, 2001 as if the acquisition was consummated and considered in effect as of December 11, 2000:

                                                Pro forma
                                         Statement of operations
                                             for the period
                                            December 11, 2000
                                         (date of inception) to
                                              June 30, 2001
                                              -------------

                      Total income            $ 1,406,121
                                              ===========
                      Total expenses          $ 1,886,974
                                              ===========
                      Net loss                $  (480,853)
                                              ===========

              This pro forma information regarding the Company's statement of operations has been presented for disclosure purposes only and does not purport to be indicative of the Company's financial position and results of operations which have actually resulted had the acquisition occurred as of December 11, 2000.

NOTE 11 -     SUBSEQUENT EVENTS

              Capital lease obligation
              ------------------------

              On July 6, 2001, the Company entered into an agreement to acquire $57,000 of equipment. The terms of the agreement call for the following payment terms and conditions: an initial payment of $4,859 which represents a first and last payment plus a fee of $400 and thirty-four monthly payments of $2,229 commencing thirty days from the day the equipment is received including interest at 25.3% per annum. The lease is secured by the related equipment.

              On July 6, 2001, the Company entered into an agreement to acquire $ 25,000 of equipment. The terms of the agreement call for the following payment terms and conditions: an initial payment of $2,337 which represents a first and last payment plus a fee of $400 and thirty-four monthly payments of $969 commencing thirty days from the day the equipment is received including interest at 24.6% per annum. The lease is secured by the related equipment.

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

In the third quarter Cirus Telecom, Inc. added its "Cirus Talk" multi-service telecom center subsidiary. This division will own and operate a retail chain of "Internet and Calling Cafes" catered to ethnic customers. These centers will allow the distribution of telecom products to the underserved retail niche that Cirus has identified in the telecom marketplace. Services and products include phonecards, prepaid wireless products, prepaid home services and direct international dialing.

HISTORY

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

DMS Acquisitions Corp. subsequently changed it name to "Cirus Communications, Inc." on July 26, 2001. Cirus also incorporated a wholly owned subsidiary called Cirus Talk, Inc. on May 23, 2001. This corporation is the parent for the Cirus Talk multi-service communications centers. CT Huntington LLC and CT Copaigue LLC were formed on May 24, 2001 and CT Freeport LLC was formed on June 18, 2001. All are subsidiaries of Cirus Talk, Inc. These LLCs each hold a lease for an individual retail location in the appropriate municipality.

MERGER

         Pursuant to an agreement and plan of merger dated February 8, 2001, Cirus, through a wholly owned subsidiary, acquired all of the issued and outstanding common stock of DMS in exchange for 10,000,000 shares of Cirus common stock which represented 65.9% of the outstanding shares of Cirus's common stock after the issuance. Concurrent with the above acquisition, DMS merged with and into the wholly owned subsidiary, which then changed its name to DMS and continues to be wholly owned by Cirus. Cirus and DMS are collectively referred to as the "Company".

         We offer long distance services to customers through agreements we have with several international long distance carriers. The long distance services include domestic service, such as interLATA, which are calls that pass from one "Local Access and Transport Area" or "LATA" to another LATA, and intraLATA, which are calls that stay within the LATA in which they originated, but are beyond the distance limits of the local calling plan. Our services also include international calling, toll-free services (800, 888, 877, 866), calling card, and other enhanced services. We offer individual customers consultation services with regard to the design and implementation of complete telecommunications systems to meet their specific needs, including the selection of equipment, interconnection of local area networks and wide area networks, and implementation of virtual private networks.

         The nature of our telecommunications business is rapidly evolving but has a limited operating history. During the quarter ended June 30, 2001 the Company began operations as such; we believe period-to-period comparisons of operations are not meaningful and should not be relied upon as indicators of future performance. We also believe our historical growth rates are not indicative of future growth rates.

         We continue to deploy our telecom-switching network, expand our customer base and we are beginning to penetrate the business segment. We anticipate future growth from providing a comprehensive product suite of communications services. These services are expected to include wholesale telecom sales, international long-distance services, domestic call termination, phone-card PIN activation and debit-card billing software deployment.

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

         Cirus' service offering allows us to lease from the incumbent local exchange carriers ("ILECs"), on an as-needed basis, multiple unbundled network elements and combine them into our own full service platform. We lease a combination of network elements, including the local loop, a network interface device, where the local loop terminates at the customer's premises, a switch port that connects the local loop to the ILEC's switch, the switching functionality of the ILEC's switch, and the transport of telephone calls between ILEC switches for local calls, or to a long distance telephone company's point-of-presence for a long distance call. We have chosen this platform to grow our customer base because it allows us to rapidly enter new markets with minimal capital expenditures. For example, we can build a customer base without deploying either a local switch in every location that we decide to grow into, or create the last-mile infrastructure. Generally, instead of buying and maintaining our own equipment in the field, we utilize the reliable equipment owned by the ILECs and focus our resources on building a customer base. Cirus believes in creating a centralized switching facility with interconnections and gateways at the partner's facility.

         In March of 2001 Cirus purchased a switch from NACT Telecommunications, Inc. a leading telecom hardware producer. This switch was operational at the beginning of July 2001 This increased the telecom capacity of Cirus by 20,000,000 minutes per month. Cirus will utilize this switch to run prepaid card programs for companies such as 9278 Communications, Inc. and THC Internet Solutions, Inc., the wholesaling of long-distance minutes and providing call-termination into the United States. With the full functionality of this switch, Cirus will be able to fulfill the terms of its carrier services contract with 9278 Communications, Inc.

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

         Building and expanding our business has required and will continue to require us to make significant expenditures in excess of the amounts of cash that our business is generating. We believe our strategy of leasing excess capacity on existing circuit-switched networks and building our own packet-switched network will help our operations to generate positive cash flow much sooner than the strategy used by CLECs of building a circuit-switched network before a customer base has been established. We have experienced operating losses and generated negative cash flow since we began operating and we expect to continue to generate negative cash flow for a period of time while we continue to expand our network and develop product offerings and our customer base. We cannot assure you that our revenue or customer base will increase or that we will be able to achieve or sustain positive cash flow.

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

Cirus Talk Multi-Service Communications Centers

         Cirus added its "Cirus Talk" multi-service telecom center subsidiary in May of 2001. This division will own and operate a retail chain of "Internet and Calling Cafes" catered to ethnic customers. These centers will allow the distribution of telecom products to the underserved retail niche that Cirus has identified in the telecom marketplace. Services and products include phone cards, prepaid wireless products, prepaid home services and direct international dialing.

         Within each center there are a series of phone booths where individuals may make calls to any global destination, via the Cirus switching platform. Cirus estimates that on a 20-booth configuration it will run approximately 175,000 minutes per location. On average the minute charges range from 20 cents to 35 cents, depending on the country. As Cirus manages its own calls, the gross margins are expected to be 25-50% higher than competitors who do not have their own facilities to route their call traffic.

         Cirus is presently completing its first three locations in Huntington, Freeport and Copiague, New York. The estimated launch date for the Huntington center is August 1, 2001. The primary demographic focus for these two locations is for calling services to Central and South American destinations. Cirus has negotiated with its international carriers and will be able to offer its customers highly competitive rates to several select countries. Cirus intends on expanding these retail locations throughout the New York, New Jersey, Connecticut, Florida and Rhode Island markets.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Gross Profit

         Cirus generated revenues in the third quarter through the sale of third party phonecards as well as telecom PINs. Telecom PINS are the unique identifiers at the back of every phonecard. Cirus produces these PINS off its switching network or resells third party PINS.


General and Administrative

         General and administrative expenses for the period from inception to June 30, 2001 was $582,077 and for the three month period ended June 30, 2001 was $77,849. The general and administrative expenses were primarily due to the Company incurring costs associated with officers' salaries, consulting, professional fees, and travel, which amounted to approximately $502,000 cumulative and $19,000 for the three-month period, respectively. Included in general and administrative expenses are corporate overhead, salaries, consulting costs, and professional fees. The expenses for the three month period include a one time reduction of consulting expense resulting from a termination and settlement with Rapid Release amounting to $246,799, therefore adjusting for the one time credit general and administrative expenses for the period would have been $325,648.

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

         Cirus anticipates that the company will generate enough income to allow it to break even in the fourth quarter. It will require additional funding in order to expand any segment of the business.

Depreciation and Amortization

         At June 30, 2001 the computer software and equipment was put into operation, therefore, the Company incurred a depreciation expense of $2,316 on equipment.

Interest Income

         Interest income of $2,141 was derived from cash deposits at Cirus' banking institutions.

Net Loss

         We reported a net loss of $49,796 for the quarter, down from $593,591 in the previous quarter. The net loss for the period December 11, 2000 to June 30, 2001 is $479,064. This amount equates to less than $0.0008 per share versus $0.04 per common share in the second quarter. Within this net loss figure, there is a non-cash dividend attributed to the convertible preferred stock issued of $71,123.

         As of June 30th the end of our third quarter, Cirus generated $1,406,121 in sales. Of this figure $1,189,620 was generated through 9278 Communications, Inc. as part of the fulfillment of a $24 million contract for telecom services with 9278 Communications, Inc. The majority of these revenues were PIN based, with the remainder being phone cards. 9278 is the largest single customer of Cirus, and any material change or loss to of this customer would result in substantial changes to Cirus' plan of business. The Company generated $216,501 of sales of phones cards to various customers including THC Internet Solutions, Inc. as part of a services contract with Cirus. The gross profit generated from these operating activities was $99,704 for the quarter ended June 30, 2001. There is a cumulative loss for the period ended December 11, 2001 to June 30, 2001 of $479,064.

         Cirus generated no revenues in the three and nine month preceding the quarter ended June 30, 2001. Cirus used the time and resources from February 2001 to install and build its network.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is currently planning to raise additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and activities. The Company has relied funds from the sale of preferred shares of stock. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital.

         As of June 30, 2001, the Company's current assets were $1,758,226 and its current liabilities were $1,204,039, which resulted in working capital of $554,187. Also, included in the current liabilities are accounts payable and accrued expenses of $1,087,920 mainly due to vendors and a balance due on a capital lease of $116,119. The Company's assets consisted assets consist primarily of cash of $155,935, $1,118,083 in accounts receivable, $300,607 of prepaid expenses related to a investor relations contract generated through the issuance of stock being amortized over the contract and property and equipment of $300,607.

         For the period December 11, 2000 through June 30, 2000, the net cash used for operating activities was $479,064. There was also a (i) a net loss of $593,591 for the period December 11, 2000 through June 30, 2000 (ii) issuance of common stock to various consultants of $575,500 for the period ending June 30, 2000 and (iii) an increase of accounts payable and accrued expenses to $1,087,920 for the period ending June 30, 2000.

         The Company increased its net cash from financing activities for the period ended June 30, 2000 to $815,740. The major component primarily consisted of proceeds from issuance of convertible notes payable of $925,000 for the nine-month period ended June 30, 2000.

         At June 30, 2001, we had cash and cash equivalents of $155,935. The Company has total prepaid expenses of $414,208, which were paid through the issuance of common stock. The Company has current liabilities of $1,087,920 comprised of accounts payable and accrued expenses and $116,119 in a capital lease payable. The working capital was generated as a direct result of the sale of 850 shares of Series A convertible preferred stock, completed on the closing of the merger with DMS Acquisitions Corp. As part of a financing issued 75 shares of Series A convertible preferred stock, raising cash proceeds of $75,000 for the company.

         In the fourth quarter the Company will possibly be seeking additional capital investment through either the sale of equity or the structuring of debt instruments to assist the growth that Cirus is undertaking. The existing capital resources are adequate to maintain the current level of growth excluding any extraordinary expenditure, such as the addition of staff or purchase of equipment.

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


         In the third quarter Cirus generated revenues exclusively from phone-card and card PIN sales from April through June 2001. Its switch was tested and was fully functional as of the end of June 2001. The principal uses of cash for operating activities in the fiscal period were to operate the company, purchase software and hardware, and to lease telecom-switching equipment.

EQUITY AND DEBT FINANCING

Preferred Stock

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

         In the third quarter the Company experienced a net loss relating to operating activities of $49,796. The Company received an additional $75,000 from the sale of 75 shares of preferred stock for the quarter ended June 30, 2001.

 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Neither the Company nor any of its property is a party to any pending or threatened legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

         In February 2001, the Company entered into a consulting agreement with Rapid Release Research LLP for investor relations' services over a six-month period. In exchange for the services to be rendered, the consultant was to receive 4.9% of the total issued and outstanding common stock of the Company which was valued at $1,487, 120. Due to the several unfavorable situations and unfulfilled performance-based representations, this agreement was terminated as of June 21, 2001. In settlement of this agreement, the consultant agreed to a total of 250,000 shares (post split) of common stock, which was valued at $125,000 and the remaining previously issued shares were returned to the Company. At March 31, 2001, the Company had recorded a total of $371,799 of consulting expense related to this agreement. As a result of the termination and settlement, the previously recorded consulting expense totaling 271,799 had to be adjusted to the settlement expense of $125,000, resulting in a reduction (credit) of consulting expense recorded in general and administrative expenses for the three months ended June 30, 2001.

         A total of 2,758,778 shares were cancelled by the company bringing the total shares issued and outstanding to 61,960,890 as of June 30,2001.

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



                                               CIRUS TELECOM, INC.


July 30, 2001                                  By:/s/  AMAR BAHADOORSINGH
                                                  -----------------------------
                                                       Amar Bahadoorsingh,
                                                       Chief Executive Officer