Form 10QSB/A
period 2001-06-30
CIRUS TELECOM INC
filed 2001-08-02
CIK 1098307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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

                                     PART I
                                     ------

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    CONTENTS



Consolidated balance sheet (unaudited) at June 30, 2001
and December 31, 2000                                                   3

Consolidated statements of operations and comprehensive
income (loss) (unaudited) for the three months ended June 30,
2001 and for the period December 11, 2000 (date of inception)
to June 30, 2001                                                        4

Consolidated statement of stockholders' equity (unaudited) for the period from December 11, 2000 (date of inception)
to June 30, 2001                                                        5

Consolidated statements of cash flows (unaudited) for the three months ended June 30, 2001 and for the period December 11, 2000
(date of inception) to June 30, 2001                                    6 - 7

Notes to consolidated financial statements                              8 - 18

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                             ASSETS
                                                             ------


                                                                          June 30, 2001         December 31, 2000
                                                                          -------------         -----------------
Current assets:
    Cash                                                                   $   155,935            $        --
    Accounts receivable - net                                                1,188,083                     --
    Prepaid expenses                                                           414,208                     --
                                                                           -----------            -----------
         Total current assets                                                1,758,226                     --
                                                                           -----------            -----------

Property and equipment - net                                                   300,607                     --
                                                                           -----------            -----------

Other assets                                                                    41,400                     --
                                                                           -----------            -----------
         Total assets                                                      $ 2,100,233            $        --
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

                                                                                   For the period
                                                          For the three            December 11, 2000
                                                          months ended            (date of inception)
                                                          June 30, 2001            to June 30, 2001
                                                          -------------            -----------------
Income:
    Sales - related party                                  $  1,189,620               $  1,189,620
    Sales                                                       216,501                    216,501
                                                           ------------               ------------
         Total income                                         1,406,121                  1,406,121
                                                           ------------               ------------

Cost of sales:
    Cost of sales                                             1,237,457                  1,237,457
    Cost of sales - related party                                68,960                     68,960
                                                           ------------               ------------
         Total cost of sales                                  1,306,417                  1,306,417
                                                           ------------               ------------

Gross profit                                                     99,704                     99,704

Expenses:
    General and administrative                                   77,849                    582,077
                                                           ------------               ------------

Income (loss) before other income
    and provision for income taxes                               21,855                   (482,373)
                                                           ------------               ------------
Other income (expenses):
    Interest income                                               2,141                      5,914
    Interest expense                                             (2,605)                    (2,605)
                                                           ------------               ------------

         Total other income (expense)                              (464)                     3,309
                                                           ------------               ------------


Income (loss) before provision for income taxes                  21,391                   (479,064)

Provision for income taxes                                           --                         --
                                                           ------------               ------------

Net income (loss)                                                21,391                   (479,064)

Unrealized loss on foreign currency translation                     (64)                      (254)
                                                           ------------               ------------

Comprehensive net income (loss)                                  21,327                   (479,318)

Dividends accreted on redeemable convertible
  preferred stock                                               (71,123)                  (114,273)
                                                           ------------               ------------

Net loss attributable to common stockholders               $    (49,796)              $   (593,591)
                                                           ============               ============

Income (loss) per share:
    Basic                                                  $        NIL               $       (.01)
                                                           ------------               ============
    Diluted                                                $        NIL               $       (.01)
                                                           ------------               ============

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
                                                           ============               ============


     See accompanying notes to consolidated financial statements (unaudited)

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            FOR THE PERIOD FROM DECEMBER 11, 2000 (DATE OF INCEPTION)
                          TO JUNE 30, 2001 (UNAUDITED)

                                                      Preferred Stock                Common Stock
                                                      ----------------               ------------
                                                    Shares          Amount       Shares          Amount
                                                 -----------     ------------   -----------    -----------
Balances at December 11, 2000                              --   $          --         1,000    $         1

Net (loss) for the period December
  11, 2000 (date of inception) to
  December 31, 2000                                        --              --            --             --
                                                  -----------   -------------   -----------    -----------

Balances at December 31, 2000                              --                            --          1,000

Issuance of common stock
  in connection with the merger
  of Cirus TeleCommunications, Inc. net
  of related costs                                         --              --    10,000,000          1,000

Contribution of common shares by founders
  in connection with recapitalization                      --              --        (1,000)            (1)

Recapitalization in connection with
  reverse acquisition - Cirus Telecom, Inc.
  equity                                                   --              --     5,175,456            518

Sale of preferred shares                                  925              --            --             --

Issuance of common stock in
   connection with service contract - pre-split            --              --        62,500              6

4 for 1 common stock split                                 --              --    45,713,868          4,571

Issuance of common stock in connection
   with service contracts - post-split                     --              --       450,000             45

Unrealized foreign currency translation
  adjustment                                               --              --            --             --

Imputed preferred stock dividend
  attributable to the beneficial
  conversion feature                                       --              --            --             --

Net (loss) for the six months
  ended June 30, 2001                                      --              --            --             --
                                                  -----------   -------------   -----------    -----------

Balances at June 30, 2001                                 925   $          --    61,401,824    $     6,140
                                                  ===========   =============   ===========    ===========

[RESTUBBED]

                                                                                                Accumulated         Total
                                                    Additional         Stock                       Other        Stockholders'
                                                      Paid-In      Subscription   Accumulated   Comprehensive      Equity
                                                      Capital        Receivable     Deficit     Income (loss)   (Deficiency)
                                                    -----------    -----------    -----------    -----------    -----------
Balances at December 11, 2000                     $        99    $      (100)   $        --    $        --    $        --

Net (loss) for the period December
  11, 2000 (date of inception) to
  December 31, 2000                                        --             --        (15,712)            --        (15,712)
                                                  -----------    -----------    -----------    -----------    -----------

Balances at December 31, 2000                               1             99           (100)       (15,712)       (15,712)

Issuance of common stock
  in connection with the merger
  of Cirus TeleCommunications, Inc. net
  of related costs                                    (59,306)            --             --             --        (58,306)

Contribution of common shares by founders
  in connection with recapitalization                     (99)           100             --             --             --

Recapitalization in connection with
  reverse acquisition - Cirus Telecom, Inc.
  equity                                              (67,200)            --             --             --        (66,682)

Sale of preferred shares                              925,000             --             --             --        925,000

Issuance of common stock in
   connection with service contract - pre-split       124,994             --             --             --        125,000

4 for 1 common stock split                             (4,571)            --             --             --             --

Issuance of common stock in connection
   with service contracts - post-split                450,455             --             --             --        450,500

Unrealized foreign currency translation
  adjustment                                               --             --             --           (254)          (254)

Imputed preferred stock dividend
  attributable to the beneficial
  conversion feature                                  114,273             --       (114,273)            --             --

Net (loss) for the six months
  ended June 30, 2001                                      --             --       (463,352)            --       (463,352)
                                                  -----------    -----------    -----------    -----------    -----------

Balances at June 30, 2001                         $ 1,483,645    $        --    $  (593,337)   $      (254)   $   896,194
                                                  ===========    ===========    ===========    ===========    ===========


     See accompanying notes to consolidated financial statements (unaudited)

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                 For the period
                                                                         For the three          December 11, 2000
                                                                         months ended           (date of inception)
                                                                         June 30, 2001           to June 30, 2001
                                                                         -------------           ------------------
Cash flows from operating activities:
   Net income (loss)                                                      $    21,391              $  (479,064)
Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation                                                             2,316                    2,316
     Amortization of consulting expense arising
         from stock issuance                                                 (142,410)                 229,389
  Increase in:
    Accounts receivable                                                    (1,188,083)              (1,188,083)
    Prepaid expenses                                                          (48,097)                 (68,097)
    Other assets                                                              (41,400)                 (41,400)
  Increase in:
    Accounts payable and accrued expenses                                   1,060,196                1,087,920
                                                                          -----------              -----------
Net cash used in operating activities                                        (336,087)                (457,019)
                                                                          -----------              -----------

Cash flows from investing activities:
    Purchase of property and equipment                                        (85,053)                (149,401)
    Costs in connection with merger                                                --                  (53,564)
                                                                          -----------              -----------

Net cash used in investing activities                                         (85,053)                (202,965)
                                                                          -----------              -----------

Cash flows from financing activities:
    Advances from stockholders                                                     --                   15,712
    Repayment to stockholder                                                       --                  (15,712)
    Sale of preferred stock                                                    75,000                  925,000
    Repayment of related party debt
        in connection with recapitalization                                        --                  (71,857)
    Repayment of capital lease                                                (37,403)                 (37,403)
                                                                          -----------              -----------

Net cash provided by financing activities                                      37,597                  815,740
                                                                          -----------              -----------

Effect of exchange rate changes on cash                                           (64)                    (254)

(Decrease) increase in cash                                                  (383,607)                 155,502

Cash at beginning of period                                                   539,542                      433
                                                                          -----------              -----------

Cash at end of period                                                     $   155,935              $   155,935
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

                                                                                                      For the period
                                                                                For the three        December 11, 2000
                                                                                months ended        (date of inception)
                                                                                June 30, 2001         to June 30, 2001
                                                                                -------------        ------------------
Supplemental disclosure of non-cash flow information:
  Cash paid during the year for:
         Interest                                                                $        2,605          $    2,605
                                                                                 ==============          ==========
         Income taxes                                                            $           --          $       --
                                                                                 ==============          ==========

Schedule of non-cash operating activities:
    In connection with the issuance of 700,000(post-split)
    shares of common stock for consulting services being
    amoritized                                                                   $      325,500          $  575,500
                                                                                 ==============          ==========


    In connection with the cancellation of 2,758,778
    (post-split) shares of common stock related to the
    cancellation of the consulting contract                                      $    1,362,194          $1,362,194
                                                                                 ==============          ==========


Schedule of non-cash investing activities:
    Acquisition of computer equipment and software in
    connection with capital lease obligations                                    $           --          $  153,522
                                                                                 ==============          ==========

Schedule of non-cash financing activities:
    Issuance of 40,000,000 shares (post - split) of common stock in
    connection with the Comm merger                                              $           --          $    4,000
                                                                                 ==============          ==========

    Imputed preferred stock dividend attributable to the
    beneficial conversion feature                                                $       71,123          $  114,273
                                                                                 ==============          ==========



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

              At June 30, 2001 the aggregate future value of the payments due pursuant to the above terms and conditions are as follows:

                                                               Year ended
                                                                September 30,
                                                                -------------
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

                                                              Pro forma
                                                       Statement of operations
                                                             for the period
                                                          December 11, 2000
                                                         (date of inception) to
                                                              June 30, 2001
                                                     ---------------------------

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Gross Profit

       Cirus generated no revenues in the three month and cumulative period preceding the quarter ended June 30, 2001. Cirus used the time and resources from February 2001 to install and build its network. Cirus generated revenues in the third quarter through the sale of third party phonecards as well as telecom PINs. Telecom PINS are the unique identifiers at the back of every phonecard. Cirus produces these PINS off its switching network or resells third party PINS. As of June 30th the end of our third quarter, Cirus generated $1,406,121 in sales. Of this figure $1,189,620 was generated through 9278 Communications, Inc. as part of the fulfillment of a $24 million contract for telecom services with 9278 Communications, Inc. The majority of these revenues were PIN based, with the remainder being phone cards. 9278 is the largest single customer of Cirus, and any material change or loss to of this customer would result in substantial changes to Cirus' plan of business. The Company generated $216,501 of sales of phones cards to various customers including THC Internet Solutions, Inc. as part of a services contract with Cirus. The gross profit generated from these operating activities was $99,704 for the quarter ended June 30, 2001.

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

Depreciation and Amortization

         In the quarter ended June 30, 2001 certain computer software and equipment were put into operation, therefore, the Company incurred a depreciation expense of $2,316 on equipment.

Interest Income

         Interest income of $2,141 was derived from cash deposits at Cirus' banking institutions.

Net Loss

         The Company had net income of $21,391 for the quarter ended June 30, 2001 and has a cumulative loss of $479,064 from inception to June 30, 2001. In addition the Company reported a net loss attributable to common stockholders of $49,796 for the quarter ended June 30, 2001, down from $484,933 in the previous quarter. This amount equates to less than $0.0008 per share versus $0.04 per common share in the second quarter. The net loss attributable to common stockholders for the cumulative period to June 30, 2001 is $593,591. Within this net loss figure, there is a non-cash dividend attributed to the convertible preferred stock issued of $71,123 and $114,273, respectively for the quarter and cumulative period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

     For the cumulative period December 11, 2001 through June 30, 2001 and for the three months ended June 30, 2001, the net cash used for operating activities was $457,019 and $336,087, respectively. Operating activities uses were primarily due to a net loss of $479,064 for the cumulative period and net income of $21,391 for the quarter ended June 30, 2001, an increase in account receivable of $1,188,083 which used cash for the cumulative and quarter ended June 30, 2001, and an increase of $1,087,920 for the cumulative period and $1,060,196 for the quarter ended June 30, 2001 which provided cash.

       The Company used cash in investing activates of $202,965 for the cumulative period and $85,053 for the quarter ended June 30, 2001 which were primarily due to purchases of property and equipment and merger expenses.

     The Company increased its net cash from financing activities for the cumulative period and quarter ended June 30, 2001 to $815,740 and $37,597, respectively. The major component primarily consisted of proceeds from issuance of convertible notes payable of $925,000 and $75,000 for the cumulative period and quarter ended June 30, 2000.

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



                                               CIRUS TELECOM, INC.


July 30, 2001                                  By:/s/AMAR BAHADOORSINGH
                                                  ----------------------------
                                                     Amar Bahadoorsingh,
                                                     Chief Executive Officer