Form 10QSB/A
period 2001-03-31
CIRUS TELECOM INC
filed 2001-12-27
CIK 1098307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              AMENDMENT TO NO. 1 TO
                                  FORM 10-QSB/A

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

[  ]  TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

       For the Transition Period from _______________ TO _______________.

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of March 31, 2001, there were 64,076,212 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    CONTENTS



                                                                          Page
                                                                          number


Consolidated balance sheet at March 31, 2001  (unaudited) (restated)
and December 31, 2000 (audited)                                              3

Consolidated statements of operations and comprehensive
income (loss) for the three months ended March 31, 2001
(unaudited) (restated) and cumulative for the period December 11, 2000
(date of inception) to March 31, 2001(unaudited) (restated)                  4

Consolidated statement of stockholders' equity for
the period from December 11, 2000 (date of inception)
to March 31, 2001 (unaudited) (restated)                                     5

Consolidated statements of cash flows for the three months ended
March 31, 2001 (unaudited) (restated) and cumulative for the period
December 11, 2000 (date of inception) to March 31, 2001
(unaudited) (restated)                                                       6

Notes to consolidated financial statements                               7 - 18

                       CIRUS TELECOM, INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                    March 31, 2001
                                                                                     (unaudited)       December 31, 2000
                                                                                      (restated)            (audited)
                                                                                      -----------          -----------
Current assets:
    Cash                                                                              $   539,542          $        --
    Prepaid expenses                                                                    1,260,395                   --
                                                                                      -----------          -----------
         Total current assets                                                           1,799,937                   --
                                                                                      -----------          -----------

Property and equipment                                                                    217,870                   --
                                                                                      -----------          -----------

Total assets                                                                          $ 2,017,807          $        --
                                                                                      ===========          ===========

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

Commitments and contingencies

Stockholders' equity (deficiency):
    Common stock - $0.0001 and $ .001 par value respectively,
     100,000,000 shares
     authorized, 64,076,212 and 4,000
     shares issued and outstanding, respectively                                            6,407                    4
Preferred stock  - $0.0001 par value 5,000,000 authorized,
     Preferred stock - $0.0001 par value, 5,000,000 authorized,
     850 shares issued and outstanding;
     at March 31, 2001 liquidation preference $850,000                                         --                   --
     Additional paid-in capital                                                         2,614,133                   96
     Stock subscription receivable                                                             --                 (100)
     Accumulated other comprehensive loss                                                    (190)                  --
     Deficit accumulated during the development stage                                    (783,789)             (15,712)
                                                                                      -----------          -----------
         Total stockholders' equity (deficiency)                                        1,836,561              (15,712)
                                                                                      -----------          -----------
Total liabilities and stockholders' equity                                            $ 2,017,807          $        --
                                                                                      ===========          ===========


                 See notes to consolidated financial statements

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

                                                                                              Cumulative
                                                                                             for the period
                                                                    For the three           December 11, 2000
                                                                     months ended          (date of inception)
                                                                    March 31, 2001           to March 31, 2001
                                                                      (restated)                (restated)
                                                                     ------------            ------------------

Sales                                                                $         --               $         --
                                                                     ------------               ------------

Expenses:
    Consulting                                                            401,299                    401,299
    Professional fees                                                      25,000                     36,000
    Officers salaries                                                      24,750                     24,750
    Travel and entertainment                                               16,777                     21,038
    Office and miscellaneous                                               10,465                     10,916
    Printing                                                                7,741                      7,741
    Rent                                                                    2,484                      2,484
                                                                     ------------               ------------
         Total expenses                                                   488,516                    504,228
                                                                     ------------               ------------

Loss before other income
    and provision for income taxes                                       (488,516)                  (504,228)
                                                                     ------------               ------------
Other income:
   Interest income                                                          3,773                      3,773
                                                                     ------------               ------------

         Total other income                                                 3,773                      3,773
                                                                     ------------               ------------

Loss before provision for income taxes                                   (484,743)                  (500,455)
                                                                     ------------               ------------

Provision for income taxes                                                     --                         --
                                                                     ------------               ------------

Net loss                                                                 (484,743)                  (500,455)

Unrealized loss on foreign currency translation                              (190)                      (190)
                                                                     ------------               ------------

Comprehensive net loss                                               $   (484,933)              $   (500,645)
                                                                     ============               ============

Net loss                                                             $   (484,743)              $   (500,455)

Dividends accreted on convertible preferred stock                        (283,334)                  (283,334)
                                                                     ------------               ------------

Net loss attributable to common stockholders                         $   (768,077)              $   (783,789)
                                                                     ============               ============

Loss per share:
    Basic                                                            $       (.01)              $       (.02)
                                                                     ============               ============
Weighted average number of
 common shares outstanding                                             56,311,656                 49,837,144
                                                                     ============               ============

                 See notes to consolidated financial statements

                       CIRUS TELECOM, INC. AND SUBSIDIARY
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
            FOR THE PERIOD FROM DECEMBER 11, 2000 (DATE OF INCEPTION)
                         TO MARCH 31, 2001 (UNAUDITED)




                                                                                                      Additional
                                                   Common Stock                 Preferred Stock       Paid - in
                                                Shares         Amount         Shares         Amount     Capital
                                              -----------    -----------    -----------   ---------   -----------
Balance at December 11, 2000                        4,000    $         4             --   $      --   $        96

Contribution of common shares by founders
  in connection with recapitalization              (4,000)            (4)            --          --           (96)

Recapitalization in connection with
  reverse acquisition - Cirus Telecom, Inc.
  equity                                       20,701,824          2,070             --          --       (68,752)

Issuance of common stock
  in connection with the merger
  of DMS Acquisition Corp, net
  of related costs                             40,000,000          4,000             --          --       (62,306)

Sale of preferred shares                               --             --            850          --       850,000

Issuance of common stock in
  connection with service contract              2,974,388            297             --          --     1,486,897

Issuance of common stock in
  connection with service contract                400,000             40             --          --       124,960

Unrealized foreign currency translation
  adjustment                                           --             --             --          --            --

Imputed preferred stock dividend
  attributable to a beneficial
  conversion feature                                   --             --             --          --       283,334

Net loss for the three months
  ended March 31, 2001                                 --             --             --          --            --
                                              -----------    -----------    -----------   ---------   -----------

Balance at March 31, 2001 (restated)           64,076,212    $     6,407            850   $      --   $ 2,614,133
                                              ===========    ===========    ===========   =========   ===========


                                                               Deficit            Accumulated       Total
                                                  Stock       Accumulated            Other       Stockholders'
                                               Subscription    During the         Comprehensive     Equity
                                                 Receivable  Development Stage    Income (loss)  (Deficiency)
                                               -----------    -----------       -----------      -----------
Balance at December 11, 2000                   $      (100)   $        --       $        --      $        --

Contribution of common shares by founders
  in connection with recapitalization                  100             --                --               --

Recapitalization in connection with
  reverse acquisition - Cirus Telecom, Inc.
  equity                                                --             --                --          (66,682)

Issuance of common stock
  in connection with the merger
  of DMS Acquisition Corp, net
  of related costs                                      --             --                --          (58,306)

Sale of preferred shares                                --             --                --          850,000

Issuance of common stock in
  connection with service contract                      --             --                --        1,487,194

Issuance of common stock in
  connection with service contract                      --             --                --          125,000

Unrealized foreign currency translation
  adjustment                                            --             --              (190)            (190)

Imputed preferred stock dividend
  attributable to a beneficial
  conversion feature                                    --       (283,334)               --               --

Net loss for the three months
  ended March 31, 2001                                  --       (500,455)               --         (500,455)
                                               -----------    -----------       -----------      -----------

Balance at March 31, 2001 (restated)           $        --    $  (783,789)      $      (190)     $ 1,836,561
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


                                                                                                Cumulative
                                                                                              for the period
                                                                       For the three         December 11, 2000
                                                                        months ended        (date of inception)
                                                                       March 31, 2001        to March 31, 2001
                                                                         (restated)               (restated)
                                                                       --------------         ------------------
Cash flows from operating activities:
   Net loss                                                              $  (484,743)            $  (500,455)
Adjustments to reconcile net loss to net cash used in
    operating activities:
     Common stock issued for services                                        371,799                 371,799
Decrease in:
    Prepaid expenses                                                         (20,000)                (20,000)
Increase in:
    Accounts payable and accrued expenses                                     27,724                  27,724
                                                                         -----------             -----------
Net cash used in operating activities
                                                                            (105,220)               (120,932)
                                                                         -----------             -----------

Cash flows from investing activities:
    Purchase of property and equipment                                        (2,848)                 (2,848)
    Costs in connection with merger                                          (53,564)                (53,564)
                                                                         -----------             -----------

Net cash used in investing activities                                        (56,412)                (56,412)
                                                                         -----------             -----------

Cash flows from financing activities:
    Advances from stockholders                                                    --                  15,712
    Repayment to stockholder                                                 (15,712)                (15,712)
    Sale of preferred stock                                                  850,000                 850,000
    Repayment of capital lease obligations                                   (61,500)                (61,500)
    Repayment of related party debt
        in connection with recapitalization                                  (71,857)                (71,857)
                                                                         -----------             -----------

Net cash provided by financing                                               700,931                 716,643
                                                                         -----------             -----------
Effect of exchange rate changes on cash                                         (190)                   (190)

Increase in cash                                                             539,109                 539,109

Cash at beginning of period                                                      433                     433

Cash at end of period                                                    $   539,542             $   539,542
                                                                         ===========             ===========

Supplemental disclosure of non-cash flow information:
    Cash paid during the year for:
         Interest                                                        $        --             $        --
                                                                         ===========             ===========
         Income taxes                                                    $        --             $        --
                                                                         ===========             ===========

Schedule of non-cash investing and financing activities:
    Assets recorded under capital leases                                 $   215,022             $   215,022
                                                                         ===========             ===========
    Issuance of 40,000,000 shares of common stock in
         connection with the DMS Acquisitions Corp. merger               $   (58,306)            $   (58,306)
                                                                         ===========             ===========
    Issuance of 3,374,388 shares of common stock in
         connection with service contracts                               $ 1,612,194             $ 1,537,194
                                                                         ===========             ===========
    Issuance of 20,701,824 shares of common stock in
      connection with Cirus Telecom recapitalization                     $   (66,682)            $   (66,682)
                                                                         ===========             ===========
    Imputed preferred stock dividend attributable to a
    beneficial conversion feature                                        $   283,334             $   283,334
                                                                         ===========             ===========


           See accompanying notes to consolidated financial statements

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


NOTE 1 - ORGANIZATION

         History
         -------

         Cirus Telecom, Inc. ("Cirus") was incorporated in the state of Delaware on August 25, 1997 under the name Sierra Madre Gold Corporation. On October 4, 1999, the name was changed to Capital One Ventures Corp. On February 9, 2001, the name was changed to Cirus Telecom, Inc. ("Cirus") in connection with the merger discussed below. Since March 31, 1998, Cirus has been a development stage company seeking a merger or acquisition of a private entity. Cirus' year end is September 30, and has had no operations for the year ended September 30, 2000 and 1999.

         DMS Acquisitions Corp. ("DMS") was incorporated in the state of Delaware on December 11, 2000 to operate as a wholesale provider of long distance and telecommunication services and has a year end of September 30.

         Capital One Acquisition Corp. ("Capital One") was incorporated in the state of Delaware on February 1, 2001 in order to facilitate the merger between Cirus and DMS. Capital One is wholly owned by Cirus. (See note 8 for common stock split).

         Merger
         ------

         Pursuant to an agreement and plan of merger dated February 8, 2001, Capital One acquired all of the issued and outstanding common stock of DMS in exchange for 40,000,000 shares of Cirus common stock which represented 65.9% of the outstanding shares of Cirus's common stock after the issuance. Concurrent with the above acquisition, DMS merged with and into Capital One. Capital One then changed its name to DMS and continues to be wholly owned by Cirus. Cirus and DMS are collectively referred to as the "Company".

         The merger of Cirus and DMS has been treated as a recapitalization and purchase by DMS as the acquirer (reverse acquisition) of Cirus as control rests with the former DMS shareholders, although prior to the acquisition, Cirus had been the registrant. Therefore, the historical financial statements prior to February 8, 2001 are those of DMS. The transaction is considered a capital transaction whereby DMS contributed its stock for the net assets of the Company. Simultaneously with the merger, DMS's former President was elected as the Company's President. As of March 31, 2001, the Company is a development stage company. However, as a result of the merger discussed above, the Company intends to begin planned principal operations as a wholesale provider of long distance and telecommunications services in the quarter ending June 30, 2001 and therefore anticipates no longer being considered a development stage company at such time.

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


NOTE 2 - INTERIM RESULTS AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Items 303 and 310(B) Regulation S-B.

         In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three month period ended March 31, 2001 and for the period December 11, 2000 (date of inception to March 31, 2001). The results for the periods are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending September 30, 2001. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the period ended December 11, 2000 (date of inception) to December 31, 2000 included in Form 8-K/A filed on March 16, 2001.

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

     d)  Income Taxes
         ------------

         The Company accounts for income taxes in accordance with the "liability method" of accounting for income taxes. Accordingly, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods' taxable income for federal, state and city income tax reporting purposes.

     e)  Loss per Common Share
         ---------------------

         Loss per common share is computed pursuant to Financial Accounting Standards Board, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be anti-dilutive.

     f)  Comprehensive Loss
         ------------------

         Comprehensive loss includes net losses and foreign currency translation adjustments. Accumulated other comprehensive loss consists of foreign currency translation adjustments.

     g)  Use of estimates
         ----------------

         In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. F-7

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     h)  Fair value disclosure at March 31, 2001
         ---------------------------------------

         The carrying value of cash, accounts payable and accrued expenses are a reasonable estimate of their fair value because of the short-term maturity of these instruments. The carrying value of short-term debt closely approximates its fair value based on the instruments' interest rate terms, maturity date, and collateral, if any in comparison to the Company's incremental borrowing rates of similar financial instruments.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at cost consists of the following at March 31, 2001:

               Computer software and equipment                  $      217,870


               Less: accumulated depreciation and amortization              --
                                                                --------------
                                                                $      217,870
                                                                ==============

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

         At March 31, 2001 the aggregate future value of the payments due pursuant to the above terms and conditions are as follows: Year ended September 30:

                  2001                                            $   0,016
                  2002                                                0,016
                                                                  ---------
                  Total minimal lease payments                        0,032
                                                                  ---------

                  Less: Amount representing interest                  6,510
                                                                  ---------

                  Present value of net
                    minimum lease payments                        $   3,522
                                                                  =========

         At March 31, 2001 the computer equipment and software is carried at a book value of $215,022.

NOTE 6 - PROVISION FOR INCOME TAX

         Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the financial statement and tax bases of assets and liabilities for financial statement and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible in the year when the assets or liabilities are recovered or settled. Accordingly, measurement of the deferred tax assets and liabilities attributable to the book-tax basis differentials are computed at a rate of 34% federal, 9% state, and 9% city. Cirus and its subsidiaries file consolidated tax returns for federal, state and city tax purposes.

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


NOTE 6 - PROVISION FOR INCOME TAX (cont'd)

         The only material tax effect of significant items comprising the Company's current deferred tax assets as of March 31, 2001, is the Company's net operating losses "NOL"s" which amounted to approximately $110,000 as of March 31, 2001. The deferred tax asset associated with the Company's NOL's amounted to approximately $50,000 as of March 31, 2001.

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

         Consulting Contract
         -------------------

         On March 29, 2001, the Company entered into a consulting agreement for a financial research report on the Company. In exchange for services rendered the consultant is to receive 40,000 restricted shares of the Company's common stock which has not been issued. The Company has agreed to allow the consultant "Piggy-back Registration Rights" for the shares issued to the consultant. This allows the consultant the right to "Piggy-back" on any registration offering by the Company without cost to the consultant. In addition, the Company has agreed to pay $6,500 of which none has been paid.

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


NOTE 8 - STOCKHOLDERS' EQUITY

         Acquisition of Subsidiary
         -------------------------

         Pursuant to the agreement and plan of merger, dated February 8, 2001, Cirus issued 40,000,000 shares of its common stock to enable its subsidiary, Capital One, to acquire and merge with DMS.

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



NOTE 8 - STOCKHOLDERS' EQUITY (cont'd)

         Preferred Stock (cont'd)
         ------------------------

         The holders of such shares are not entitled to receive any dividends. In accordance with, Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and Issue No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Investments", the Company has calculated the discount resulting from the beneficial conversion option available to the preferred holders (75% of market value) to be $283,334, based on the market value of common stock at the date of preferred stock issuance. The discount is being amortized from the date of issuance to the earliest conversion date (30 days from receipt of payment) and has been treated as a preferred dividend over the amortization period. For the three months ended March 31, 2001 and for the period December 11, 2000 to March 31, 2001 the Company has recorded a preferred dividend of $283,334, respectively.

         Issuance of Common Stock for Consulting Services
         ------------------------------------------------

         In February 2001, the Company entered into a consulting agreement for investor relations services for a six month period. In exchange for services rendered, the consultant is to receive 4.9% of the total issued and outstanding common stock of the Company. As a result of this agreement, the Company issued 2,974,388 shares of common stock in March 2001, which has been valued at $1,487,194. For the cumulative period from inception to March 31, 2001 the Company has expensed $371,799 of consulting services related to this agreement and at March 31, 2001 recorded $1,115,395 of prepaid expenses. The Company has agreed to allow the consultant "Piggy-back Registration Rights" for the shares issued to the consultant. This allows the consultant the right to "Piggy-back" on any registration offering by the Company without cost to the consultant. The consulting agreement shall be in effect until August 2001.

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


NOTE 8 - STOCKHOLDERS' EQUITY (cont'd)

         Issuance of Common Stock for Consulting Services (cont'd)
         ---------------------------------------------------------

         On March 30, 2001, the Company entered into a consulting agreement for promotion and investor relations. In exchange for services rendered the consultant received a non-refundable commitment fee equal to 400,000 shares of the Company's common stock which has been valued at $125,000 of which $-0- has been expensed and the full amount is included in prepaid expense at March 31, 2001. The Company has agreed to allow the consultant "Piggy-back Registration Rights" for the shares issued to the consultant. This allows the consultant the right to "Piggy-back" on any registration offering by the Company without cost to the consultant. The commitment fee will be expensed over the term of the contract which is one year. In addition to the commitment fee, the Company has agreed to pay $5,000 per month under this agreement which $-0- has been expensed and the full commitment fee of $125,000 is included in prepaid expense at March 31, 2001. The Company has agreed to allow the consultant "Piggy-back Registration Rights" for the shares issued to the consultant. This allows the consultant the right to "Piggy-back" on any registration offering by the Company without cost to the consultant.

         Common Stock Split
         ------------------

         On March 30, 2001, the stockholders voted to increase the authorized number of shares of common stock from 30,000,000 to 100,000,000 and to effect a four for one forward split of the outstanding common stock to all shareholders of record as of April 6, 2001. As a result of this, total outstanding shares increased from 16,019,053 to 64,076,212 as of March 31, 2001. A total of $4,805 was reclassified from the Company's additional paid in capital account to the Company's common stock account. All share and per share amounts have been restated to retroactively reflect the stock split.

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


NOTE 9 - RELATED PARTY TRANSACTIONS

         Employment Agreements (cont'd)
         ------------------------------

         For the cumulative period from December 11, 2000 (date of inception) to March 31, 2001 the Company has expensed $24,750 of officers salaries of which $4,334 is owed to the officers/shareholders and is included in accrued expenses at March 31, 2001.

         Distribution Agreement
         ----------------------

         On February 6, 2001, DMS entered onto a distribution agreement with a company (the "distributor") that owned 27% of DMS prior to the merger. The agreement is for two years with an option to renew for an additional year at the end of the initial term. As a result of the merger, the distributor now owns 17.8% of the Company. The distribution agreement provides the distributor the right to purchase long distance and telecommunications services from DMS for the purpose of distributing prepaid calling cards and is subject to the following conditions:

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



NOTE 10 -SUBSEQUENT EVENTS

         Consulting Contract
         -------------------

         On May 4, 2001, the Company entered into a consulting agreement for marketing to new investors. In exchange for services rendered the consultant is to receive 50,000 shares of restricted common stock. The term of the agreement is for one month.

NOTE 11 -RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements for the three-month period ended March 31, 2001 and for the period December 11, 2000 (date of inception) to March 31, 2001 have been restated to reflect a change to Form 10-QSB filed on May 21, 2001. The restatement is a change in the amortization period of dividends accreted on convertible preferred stock to be in accordance with EITF issue No. 98-5 and No. 00-27 which requires such amortization through the date of earliest conversion. The preferred stock permits conversion any time after the 30th calendar day the Company receives payment in full. The amortization period was changed from one year to thirty calendar days from the date the Company received payment in full. The effect of this change is an increase in dividends accreted on redeemable convertible preferred stock to $283,334 from the previously stated amount of $43,150 for the quarter ended March 31, 2001 and for the period December 11, 2000 to March 31, 2001. The effect of this change upon net loss attributable to common stockholders is an increase of $240,184 for the quarter ended March 31, 2001 and for the period December 11, 2000 to March 31, 2001.

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



NOTE 11 -RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

         The effect of the corrections were as follows:

         For the period December 11, 2000 (date of inception) to March 31, 2001:

                                                             Net Loss
                                                            Attributable
                                                              to Common           Net Loss
                                                            Stockholders          Per Share
                                                           ---------------      -------------
                    As previously stated on
                    Form 10-QSB                         $     (543,605)         $        (.01)

                    Change in amortization
                    period of dividends accreted
                    to common stockholders                    (240,184)
                                                        ---------------         -------------
                  (.01)

                    As reflected on the
                    restated consolidated
                    statement of operations             $     (783,789)         $        (.02)
                                                        ===============         =============

                    For the three month period ended March 31, 2001

                                                             Net Loss
                                                            Attributable
                                                              to Common           Net Loss
                                                            Stockholders          Per Share
                                                           ---------------      -------------
                    As previously stated on
                    Form 10-QSB                         $     (527,893)         $        (.01)

                    Change in amortization
                    period of dividends accreted
                    to common stockholders                    (240,184)                    --
                                                        ---------------         -------------

                    As reflected on the
                    restated consolidated
                    statement of operations             $     (768,077)         $        (.01)
                                                        ==============          =============

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

           Management believes that the working capital and cash flow from operations will be sufficient to meet the cash and capital requirements of our retail division for the next 12 months. Our plan for the growth of our telecommunications division includes an aggressive strategy to obtain as many new local and international access lines as our cash resources allow. We will need to expend cash and incur additional losses before we are able to grow our telecommunications business to a profitable level. We believe our cash will provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. We may seek additional financing, however, there can be no assurance that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us.

Competition in the Telecommunications Industry

         Local Telecommunications Market

         The local telecommunications market is a highly competitive environment and is dominated by ILECs. Based upon the geographical locations in which we currently sell services, Verizon and BellSouth are our largest competitors. Most of our actual and potential competitors, including most of the facilities-first CLECs, have substantially greater financial, technical, marketing and other resources (including brand name recognition) than we do. Furthermore, the continuing trend toward business alliances in the telecommunications industry and the lack of substantial barriers to entry in the data and Internet services markets could help to generate substantial new competition. We anticipate that we will be able to compete based upon our pricing, reliability, customer service and rapid ability to provision accounts and respond to customer requests. Our established competitors, such as the ILECs, are able to compete effectively because they have long-term existing relationships with their customers, strong name recognition, abundant financial resources, and the ability to cut prices of certain services by subsidizing such services with revenues generated from other products. Although the Telecommunications Act reduced barriers to entry into the local market, future regulatory decisions could provide Lies with more pricing flexibility, which would result in increased price competition.

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

Net Loss

         We reported a net loss attributable to common shareholders of $768,077, or $0.01 per common share attributable to common shareholders, for the three months ended March 31, 2001. Within this net loss figure, there is a non-cash dividend attributed to the convertible preferred stock issued of $283,334.

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

         The Company increased cash by $539,109 for the three months ended March 31, 2001. The activity for the period was broken down as follows. The Company consumed $105,220 for operating activities and $56,412 for investing activities, which includes $2,848 for equipment and software and $53,564 in connection with the merger. For the same period the company received cash from financing activities of $700,931 which was comprised of $850,000 from the sale for preferred stock, net of $71,857 of costs related to the recapitalization and $15,712 repaid to a shareholder and $61,500 paid attributable to capital lease obligations.

         The existing capital resources are adequate to maintain the current level of spending without having to account for any extraordinary expenditures, such as the addition of staff or purchase of equipment. The Company will be seeking additional capital investment through either the sale of equity or the structuring of debt instruments to assist the growth that Cirus is undertaking.

         It is estimated that until the fourth quarter, the Company will not be able to substantially expand its switching facility to increase the capacity without additional capital being raised for the company, or preferential leasing terms are negotiated with hardware and software suppliers. At that point, it is projected that the Company be able to grow its network through its internal cash flow. Cirus estimates that it will have to triple the size of its switching facilities to meet the customer demand for its telecom services. These new switches will be designed to work in tandem with Cirus' existing NACT platform.

         The Company did not generate any revenues in the quarter ending March 31, 2001. Cirus will generate revenues derived from phone-card sales from April 2001 and it anticipates that its switch will be fully functional in June 2001. The principal uses of cash for operating activities in fiscal were to purchase computer hardware, software and to lease telecom switching equipment.

EQUITY AND DEBT FINANCING

Prefered Stock

         On February 6, 2001 the Board of Directors of the Company adopted and created a series of preferred stock consisting of 1,000 shares designed as the Series A Convertible Preferred Stock ("Preferred Stock"). As a condition to the closing of the above agreement and plan of merger with DMS, Cirus sold 850 shares of the Preferred Stock for total proceeds of $850,000 to four entities. Each share of Preferred Stock has a liquidation preference of $1,000. The Preferred Stock is convertible into common stock at any time, provided that each entity holding such shares shall only be allowed to convert preferred shares in to common stock up to a maximum of 9.9% of the outstanding shares of common stock following the conversion. The conversion rate is equal to $1,000 per share of Preferred Stock divided by 75% of the average market price of the common stock for ten days prior to the date of conversion. The conversion rate is subject to adjustment under certain circumstances. Outstanding Preferred Stock may be repurchased by the Company at a price of $1,250 per share for one year.

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

         The Company received a total of $850,000 from the sale of preferred stock. When one factors in a $15,712, $71,857 repayment of related party debt and $61,500 paid in connection with a capital lease, the net cash amount into the Company was $700,931. There was also $53,564 in costs associated with the merger of DMS Acquisition Corp. and Capital One Ventures Corp.

         The Company spent $2,848 for computer equipment. The Company has a monthly lease obligation of twelve monthly payments of $13,336 commencing April 2001. The lease is secured by the related computer equipment and software.

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



                                              CIRUS TELECOM, INC.


December 27, 2001                             By:/s/AMAR BAHADOORSINGH
                                                 ---------------------
                                                     Amar Bahadoorsingh,
                                                     Chief Executive Officer