Form 10QSB/A
period 2001-06-30
CIRUS TELECOM INC
filed 2001-12-27
CIK 1098307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               AMENDMENT NO. 2 TO
                                  FORM 10-QSB/A

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

As of June 30, 2001, there were 61,401,824 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                                     PART I
                                     ------

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         This Item is amended by replacing the Consolidated Balance Sheets at June 30, 2001 and the related Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders' Equity (Deficiency) for the three months ended June 30, 2001 and for the period from December 11, 2000 (Date of Inception) to June 30, 2001 and the Notes to Consolidated Financial Statements with the following:

                                    CONTENTS


Consolidated balance sheet at June 30, 2001(unaudited)
(restated) and December 31, 2000(audited)                                     3

Consolidated statements of operations and comprehensive
income (loss) for the three months ended June 30, 2001
(unaudited)(restated) and for the period December 11, 2000
(date of inception)to June 30, 2001(unaudited)(restated)                      4

Consolidated statement of stockholders' equity for the
period from December 11, 2000 (date of inception)
to June 30, 2001 (unaudited)(restated)                                    5 - 6

Consolidated statements of cash flows for the three months
ended June 30, 2001 (unaudited) (restated)and for the period
December 11, 2000(date of inception) to June 30, 2001
(unaudited)(restated)                                                     7 - 8

Notes to Consolidated Financial Statements                                9 - 24

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                  June 30, 2001
                                                                                    (unaudited)        December 31, 2000
                                                                                     (restated)             (audited)
                                                                                    -----------            -----------
Current assets:
    Cash                                                                            $   155,935            $        --
    Accounts receivable - net                                                           149,583                     --
    Prepaid expenses                                                                    414,208                     --
                                                                                    -----------            -----------
         Total current assets                                                           719,726                     --
                                                                                    -----------            -----------

Property and equipment - net                                                            300,607                     --
                                                                                    -----------            -----------

Other assets                                                                             41,400                     --
                                                                                    -----------            -----------
         Total assets                                                               $ 1,061,733            $        --
                                                                                    ===========            ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                                           $    64,920            $        --
    Due to stockholder                                                                       --                 15,712
    Capital lease payable                                                               116,119                     --
                                                                                    -----------            -----------
         Total current liabilities                                                      181,039                 15,712
                                                                                    -----------            -----------

Commitments and contingencies (Note 7)                                                       --                     --
                                                                                    -----------            -----------
Stockholders' equity (deficiency):
    Preferred stock  - $0.0001 par value 5,000,000
    authorized, 925 shares issued and outstanding;
     at June 30, 2001 liquidation preference $925,000                                        --                     --
    Common stock - $0.0001 and $ .001 par value, respectively,
    100,000,000 shares authorized, 61,401,824 and 4,000
    shares issued and outstanding, respectively                                           6,140                      4
Additional paid-in capital                                                            1,685,394                     96
    Stock subscription receivable                                                            --                   (100)
    Accumulated deficit                                                                (810,586)               (15,712)
    Accumulated other comprehensive loss                                                   (254)                    --
                                                                                    -----------            -----------

         Total stockholders' equity (deficiency)                                        880,694                (15,712)
                                                                                    -----------            -----------

Total liabilities and stockholders' equity                                          $ 1,061,733            $        --
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

                                                                                             For  the  period
                                                                     For the three           December 11, 2000
                                                                     months ended           (date of inception)
                                                                     June 30, 2001            to June 30, 2001
                                                                      (restated)                 (restated)
                                                                     ------------               ------------
Income:
    Sales - related party                                            $    151,120               $    151,120
    Sales                                                                 216,501                    216,501
                                                                     ------------               ------------
         Total income                                                     367,621                    367,621
                                                                     ------------               ------------
Cost of sales:
    Cost of sales - related party                                         214,457                    214,457
    Cost of sales                                                          68,960                     68,960
                                                                     ------------               ------------
         Total cost of sales                                              283,417                    283,417
                                                                     ------------               ------------

Gross profit                                                               84,204                     84,204

Expenses:
    General and administrative                                             77,849                    582,077
                                                                     ------------               ------------

Income (loss) before other income
    and provision for income taxes                                          6,355                   (497,873)

Other income (expenses):
    Interest income                                                         2,141                      5,914
    Interest expense                                                       (2,605)                    (2,605)
                                                                     ------------               ------------

         Total other income (expense)                                        (464)                     3,309
                                                                     ------------               ------------

Income (loss) before provision for income taxes                             5,891                   (494,564)

Provision for income taxes                                                     --                         --
                                                                     ------------               ------------

Net income (loss)                                                           5,891                   (494,564)

Unrealized loss on foreign currency translation                               (64)                      (254)
                                                                     ------------               ------------

Comprehensive net income (loss)                                      $      5,827                   (494,818)
                                                                     ============               ============

Net income (loss)                                                    $      5,891               $   (494,564)

Dividends accreted on convertible
  preferred stock                                                         (32,688)                  (316,022)
                                                                     ------------               ------------

Net loss attributable to common stockholders                         $    (26,797)              $   (810,586)
                                                                     ============               ============

Income (loss) per share:
    Basic                                                            $        NIL               $       (.02)
                                                                     ============               ============

Weighted average number of
 common shares outstanding
    Basic                                                              61,096,879                 49,217,418
                                                                     ============               ============



           See accompanying notes to consolidated financial statements

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
   FOR THE PERIOD FROM DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)

                                                                                             Additional
                                              Preferred Stock          Common Stock           Paid - in
                                             Shares    Amount      Shares         Amount       Capital
                                             ------  --------    ----------    -----------    -----------
Balance at December 11, 2000                    --   $     --         4,000    $         4    $        96

Contribution of common shares
  by founders in connection
  with recapitalization                         --         --        (4,000)            (4)           (96)

Recapitalization in connection
  with reverse acquisition of
  Cirus Telecom, Inc.                           --         --    20,701,824          2,070        (68,752)

Issuance of common stock
  in connection with the reverse
  acquisition of Cirus Telecom, Inc.
  net of related costs                          --         --    40,000,000          4,000        (62,306)

Sale of preferred shares-                      925         --            --             --        925,000

Issuance of common stock in
  connection with service
  contract                                      --         --       250,000             25        124,975

Issuance of common stock in
  connection with service
  contract                                      --         --       450,000             45        450,455

Unrealized foreign currency
  translation adjustment                        --         --            --             --             --

Imputed preferred stock
  dividend attributable
  to a beneficial conversion
  feature                                       --         --            --             --        316,022

[RESTUBBED]

                                                                             Accumulated        Total
                                                  Stock                         Other        Stockholders'
                                               Subscription   Accumulated    Comprehensive     Equity
                                                 Receivable      Deficit      Income (loss)  (Deficiency)
                                                ------------   -----------    ------------   ------------
Balance at December 11, 2000                    $      (100)   $        --    $        --    $        --

Contribution of common shares
  by founders in connection
  with recapitalization                                 100             --             --             --

Recapitalization in connection
  with reverse acquisition of
  Cirus Telecom, Inc.                                    --             --             --        (66,682)

Issuance of common stock
  in connection with the reverse
  acquisition of Cirus Telecom, Inc.
  net of related costs                                   --             --             --        (58,306)

Sale of preferred shares-                                --             --             --        925,000

Issuance of common stock in
  connection with service
  contract                                               --             --             --        125,000

Issuance of common stock in
  connection with service
  contract                                               --             --             --        450,500

Unrealized foreign currency
  translation adjustment                                 --             --           (254)          (254)

Imputed preferred stock
  dividend attributable
  to a beneficial conversion
  feature                                                --       (316,022)            --             --


           See accompanying notes to consolidated financial statements

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
   FOR THE PERIOD FROM DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)


                                                                                   Additional
                                  Preferred Stock           Common Stock            Paid - in
                                 Shares    Amount        Shares         Amount       Capital
                                 ------  --------      ----------    -----------   -----------
Net (loss) for the period
 December 11, 2000 (date of
 inception) to June 30, 2001           --          --           --           --           --
                               ----------   ---------   ----------   ----------   ----------

Balance at June 30,
 2001 (restated)                      925   $      --   61,401,824   $    6,140   $1,685,394
                               ==========   =========   ==========   ==========   ==========

[RESTUBBED]


                                                              Accumulated        Total
                                  Stock                          Other        Stockholders'
                               Subscription    Accumulated    Comprehensive     Equity
                                 Receivable      Deficit      Income (loss)  (Deficiency)
                                ------------   -----------    ------------   ------------
Net (loss) for the period
 December 11, 2000 (date of
 inception) to June 30, 2001           --       (494,564)            --        (494,564)
                                ---------     ----------     ----------      ----------

Balance at June 30,
 2001 (restated)                $      --     $ (810,586)    $     (254)     $  880,694
                                =========     ==========     ==========      ==========




           See accompanying notes to consolidated financial statements

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)

                                                                                         For the period
                                                               For the three            December 11, 2000
                                                                months ended           (date of inception)
                                                                June 30, 2001            to June 30, 2001
                                                                  (restated)                (restated)
                                                                --------------          -------------------
Cash flows from operating activities:
Net income (loss)                                                  $   5,891                 $(494,564)
Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
Depreciation                                                           2,316                     2,316
Amortization of consulting expense arising
    from stock issuance                                             (142,410)                  229,389
Increase in:
Accounts receivable                                                 (149,583)                 (149,583)
Prepaid expenses                                                     (48,097)                  (68,097)
                                                                                               (68,097)
Other assets                                                         (41,400)                  (41,400)
Increase in:
Accounts payable and accrued expenses                                 37,196                    64,920
                                                                   ---------                 ---------

Net cash used in operating activities                               (336,087)                  457,019)
                                                                   ---------                 ---------

Cash flows from investing activities:
Purchase of property and equipment                                   (85,053)                 (149,401)
Costs in connection with merger                                           --                   (53,564)
                                                                   ---------                 ---------

Net cash used in investing activities                                (85,053)                 (202,965)
                                                                   ---------                 ---------

Cash flows from financing activities:
Advances from stockholders                                                --                    15,712
Repayment to stockholder                                                  --                   (15,712)
Sale of preferred stock                                               75,000                   925,000
Repayment of related party debt
    in connection with recapitalization                                   --                   (71,857)
Repayment of capital lease                                           (37,403)                  (37,403)
                                                                   ---------                 ---------

Net cash provided by financing activities                             37,597                   815,740
                                                                   ---------                 ---------

Effect of exchange rate changes on cash                                  (64)                     (254)

(Decrease) increase in cash                                         (383,607)                  155,502

Cash at beginning of period                                          539,542                       433
                                                                   ---------                 ---------

Cash at end of period                                              $ 155,935                 $ 155,935
                                                                   =========                 =========

           See accompanying notes to consolidated financial statements

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)

                                                                                                     For the period
                                                                             For the three          December 11, 2000
                                                                             months ended          (date of inception)
                                                                             June 30, 2001          to June 30, 2001
                                                                              (restated)                (restated)
                                                                            --------------          ------------------
Supplemental disclosure of non-cash flow information:
  Cash paid during the year for:
     Interest                                                               $        2,605             $   2,605
                                                                            ==============             =========
     Income taxes                                                           $           --             $      --
                                                                            ==============             =========

Schedule of non-cash operating activities:
  Issuance of 700,000 shares of common stock
  for consulting services being amortized                                   $      325,500             $ 575,500
                                                                            ==============             =========

Cancellation of 2,758,778 shares of common
  stock related to the cancellation of a
  consulting contract                                                       $    1,362,120             $ 362,194
                                                                            ==============             =========

Schedule of non-cash investing activities:
  Acquisition of computer equipment and software in
  connection with capital lease obligations                                 $           --             $ 215,022
                                                                            ==============             =========

Schedule of non-cash financing activities:
  Issuance of 40,000,000 shares of common
  stock in connection with the Comm merger                                  $      (58,306)            $ (58,306)
                                                                            ==============             =========
Imputed preferred stock dividend attributable to a
  beneficial conversion feature                                             $       32,688             $ 316,022
                                                                            ==============             =========



           See accompanying notes to consolidated financial statements

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



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

         Cirus Talk, Inc. ("Talk") was incorporated on January 24, 2001 under the name Telcorp Holdings LTD. On May 23, 2001 the name was changed to Cirus Talk, Inc. Talk is to operate as the holding and management company for companies to be wholly owned by Talk which will operate as call centers providing long distance and telecommunication services. Talk is wholly owned by Cirus. The following limited liability companies are wholly owned subsidiaries of Talk and have been formed on the following dates: CT Copiague LLC ("Copiague") and CT Huntington LLC "Huntington") were formed on May 24, 2001 and CT Freeport LLC "Freeport") was formed on June 18, 2001. At June 30, 2001 the telephone call centers had not commenced operations.

         Merger
         ------

         Pursuant to an agreement and plan of merger dated February 8, 2001,Capital One acquired all of the issued and outstanding common stock of Comm in exchange for 40,000,000 shares (retroactively restated for 4 for 1 stock split) of Cirus common stock, which represented 65.9% of the outstanding shares of Cirus common stock after the issuance. Concurrent with the above acquisition, Comm merged with and into Capital One.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



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

NOTE 2 - INTERIM RESULTS AND BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and items 303 and 310(B)of Regulation S-B.

         In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the consolidated financial position of Cirus Telecom, Inc. and subsidiaries as of June 30, 2001 and the results of our operations and our cash flows for the three month period ended June 30, 2001 and for the period from December 11, 2000 (date of inception) to June 30, 2001. The results for the periods are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending September 30, 2001. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 2 - INTERIM RESULTS AND BASIS OF PRESENTATION (cont'd)

         These unaudited financial statements should be read in conjunction with the Company's December 31, 2000 audited financial statements and notes thereto.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)  Principles of Consolidation
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of all significant intercompany transactions and accounts. (see note 8 for stock split)

     b)  Cash and Cash Equivalents
         -------------------------

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

     d)  Property and Equipment
         ----------------------

         Property and equipment are recorded at cost less accumulated depreciation which is provided on the straight line basis over the estimated useful lives of the respective assets, 3 to 7 years. Expenditures for maintenance and repairs are expensed as incurred.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     e)  Revenue Recognition
         -------------------

         Revenue consists of the sales of personal identification numbers ("PINS") to wholesale distributors for use in their calling cards and fees charged for retail telephone usage including local exchange, local access, domestic and international long distance, and sales of telephonic services from Cirus owned telecom centers. Sales of PINs may be subject to a right of return and revenue from such sales is recognized when the return privilege has substantially expired or when all conditions have been met to terminate the buyers right of return, whichever occurs first. Revenue is recognized upon use of telephone services at Cirus owned telecom centers.

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

     h)  Loss per Common Share
         ---------------------

         Loss per common share is computed pursuant to Financial Accounting Standards Board, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be antidilitive. F-10

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2001AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



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

     j)  Fair value disclosure at June 30, 2001
         ------------------------------------------

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
                                                     --------
                                                     $300,607
                                                     ========

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 4 - PROPERTY AND EQUIPMENT (cont'd)

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

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



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

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 7 - COMMITMENTS AND CONTINGENCIES (cont'd)

         Lease Commitments (cont'd)
         -------------------------

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
                                                   --------
                                                   $306,014
                                                   ========

         Significant Customers
         ---------------------

         The Company has derived 41% of its revenues from a related party (see note 9) and 59% of its revenues from an unrelated party for both the three months ended June 30, 2001 and for the period from December 11, 2000 (date of inception) to June 30, 2001.

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

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)


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

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)


NOTE 8 - STOCKHOLDERS' EQUITY (cont'd)

         Preferred Stock (cont'd)
         ------------------------

         The holders of such shares are not entitled to receive any dividends. In accordance with, Financial Accounting Standards Boards Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Investments", the Company has calculated the discount resulting from the beneficial conversion option available to the preferred holders (75% of market value) to be $316,022, based on market value of common stock at the date of preferred stock issuance. The discount is being amortized from the date of issuance to the earliest conversion date and has been treated as a preferred dividend. For the three months ended June 30, 2001 and the period from December 11, 2000 (date of inception) to June 30, 2001 the Company recorded a preferred dividend of $32,688 and $316,022, respectively.

         Issuance of Common Stock for Consulting Services
         ------------------------------------------------

         In February 2001, the Company entered into a consulting agreement for investor relations services for a six month period. In exchange for the services to be rendered, the consultant was to receive 4.9% of the total issued and outstanding common stock of the Company which was valued at $1,487,120. Due to unfulfilled performance-based representations and other issues, this agreement was terminated as of June 21, 2001. In settlement of this agreement the consultant agreed to a total of 250,000 shares of common stock, which was valued at $125,000and the remaining previously issued shares were returned to the Company. At March 31, 2001, the Company had recorded a total of $371,799 of consulting expense related to this agreement.

         As a result of the termination and settlement, the previously recorded consulting expense had be adjusted to the settlement expense of $125,000, resulting in a reduction (credit) of $246,799 of consulting expense recorded in general and administrative expenses for the three months ended June 30, 2001.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 8 - STOCKHOLDERS' EQUITY (cont'd)

         Issuance of Common Stock for Consulting Services (cont'd)
         --------------------------------------------------------

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

         Common Stock Split
         ------------------

         On March 30, 2001, the stockholders voted to increase the authorized number of shares of common stock from 30,000,000 to 100,000,000 and to effect a four for one forward split of the Company's outstanding common stock to all shareholders of record as of April 6, 2001. The number of shares of common stock increased from 15,237,956 to 60,951,824. A total of $4,571 was reclassified from the Company's additional paid in capital account to the Company's common stock account. All share and per share amounts have been restated to retroactively reflect the stock split.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)


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

         Distribution Agreement
         ----------------------

         On February 6, 2001, Comm entered into a distribution agreement with a company (the "distributor") that owned 27% of Comm prior to the merger. The agreement is for two years with an option to renew for an additional year at the end of the initial term. As a result of the merger, the distributor now owns 17.8% of Cirus. The distribution agreement provides the distributor the right to purchase long distance and telecommunications services from Comm for the purpose of distributing prepaid calling cards and is subject to the following conditions:

                           1) If Comm, after three months from the date of the agreement, averages $2,000,000 per month in revenues, for the following nine month period, the distributor shall be entitled to dispose of 100% of its Cirus common stock.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 9 - RELATED PARTY TRANSACTIONS (cont'd)

         Distribution Agreement (cont'd)
         ------------------------------


                           2) If Comm, after three months from the date of the agreement, fails to maintain an average of $2,000,000 in revenue for said nine month period, the distributor shall be entitled to dispose of up to 75% of its Cirus common stock after the first year of the agreement and 100% after the second year of the agreement.

                           3) Comm warrants that if they are unable to maintain sufficient network capacity, or if they do not have their network operating within the specified timeframe, that will not enable the distributor to reach the target set in (1), the distributor will be subject to the following rule. As long as the distributor averages $2,000,000 per month in revenues for the remainder of the first year anniversary date of signing of the contract, after a 90-day ramp-up period, the distributor shall be entitled to dispose of 100% of its Cirus common stock.

         The Company has derived revenues of approximately $151,000 from this contract for both the three months ended June 30, 2001 and for the period from December 11, 2000 (date of inception) to June 30, 2001.

NOTE 10 -SUBSEQUENT EVENTS

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

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 10 -SUBSEQUENT EVENTS (cont'd)

         Capital lease obligation (cont'd)
         ------------------------

         On July 6, 2001, the Company entered into an agreement to acquire $25,000 of equipment. The terms of the agreement call for the following payment terms and conditions: an initial payment of $2,337 which represents a first and last payment plus a fee of $400 and thirty-four monthly payments of $969 commencing thirty days from the day the equipment is received including interest at 24.6% per annum. The lease is secured by the related equipment.

NOTE 11 -RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
                                                              -

         The consolidated financial statements for the three-month period ended June 30, 2001 and for the period December 11, 2000 (date of inception) to June 30, 2001 have been restated to reflect the subsequent developments which effect the previously filed Amendment 1 to Form 10-QSB filed on August 1, 2001 to be in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists ("SFAS 48"). The consolidated financial statements have been restated to reflect the correction. The previously issued consolidated financial statements included the recognition of $1,038,500 of revenue from a sale of telecom PINs to a related party wholesaler and cost of sales attributable to the transaction of $1,023,000 resulting in $15,500 gross profit from this sale. It was discovered subsequent to the sale that the telecom pins were not useable by the Company's customer due to the Company's underlying telecom provider being unable to provide the necessary services to support the telecom PINs due to the telecom provider's network issues. The effect of the correction on net income for the three-month period ended June 30, 2001 and for the period December 11, 2000 (date of inception) to June 30, 2001 was an increase in net loss of $15,500 or $Nil per share.

         The consolidated financial statements for the three-month period ended June 30, 2001 and for the period December 11, 2000 (date of inception) to June 30, 2001 have also been restated to reflect a change in the amortization period of dividends accreted on convertible preferred stock to be in accordance with EITF issue No. 98-5 and No. 00-27 which requires such amortization through the date of earliest conversion. The preferred stock permits conversion any time after the 30th calendar day the Company receives payment in full. The amortization period was changed from one year to thirty calendar days from the date the Company received payment in full.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)


NOTE 11 -RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

         The effect of this change is a decrease in dividends accreted on redeemable convertible preferred stock previously stated of $71,123 to a restated $32,688 in the quarter ended June 30, 2001 and for the period December 11, 2000 to June 30, 2001 an increase in the previously stated amount from $114,273 to 316,022. The effect of this change upon net loss attributable to common stockholders is a decrease of $38,435 for the quarter ended June 30, 2001 and an increase of $201,749 for the period December 11, 2000 (date of inception) to June 30, 2001.

         The effect of the corrections on net loss were as follows:

         For the period December 11, 2000 (date of inception) to June 30, 2001:

                                                                  Net Loss
                                                                Attributable
                                             Net Income          to Common           Net Income
                                               (Loss)           Stockholders        (Loss)Per Share
                                           -----------           -----------            -------
           As previously stated on
            Amendment #1 to
            Form 10-QSB/A                  $  (479,064)          $  (608,837)           $  (.01)

            Change in amortization
            period of dividends
            accreted to common
            stockholders                            --              (201,749)              (.01)

            Correction in
            recognizing revenue
            at June 30, 2001                (1,038,500)                   --               (.02)

            Correction in recording
            cost of revenue at
            June 30, 2001                    1,023,000                    --                .02
                                           -----------           -----------            -------

            As reflected on the
            restated consolidated
            statement of operations        $  (494,564)          $  (810,586)           $  (.02)
                                           ===========           ===========            =======

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                         (FORMERLY CAPITAL ONE VENTURES)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND
      FOR THE PERIOD DECEMBER 11, 2000 (DATE OF INCEPTION) TO JUNE 30, 2001
                                   (UNAUDITED)



NOTE 11 -     RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (cont'd)

            The effect of the corrections on net loss were as follows:

           For the three month period ended June 30, 2001

                                                                    Net Loss
                                                                  Attributable
                                              Net Income            to Common          Net Income
                                                (Loss)             Stockholders      (Loss)Per Share
                                              -----------        ---------------     ----------------
            As previously stated on
            Amendment #1 to
            Form 10-QSB/A                    $    21,391           $   (65,232)             $ NIL

            Change in amortization
            period of dividends
            accreted to common
            stockholders                              --                38,435
NIL

            Correction in
            recognizing revenue at
            June 30, 2001                     (1,038,500)                   --              (.02)

            Correction in recording
            cost of revenue at
            June 30, 2001                      1,023,000                    --               .02
                                             -----------           -----------              ----


            As reflected
            on the restated
            consolidated statement
            of operations                    $     5,891           $   (26,797)             $ NIL
                                             ===========           ===========              ====

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
-----------------------

         Restatement of Consolidated Financial Statements
         ------------------------------------------------
                                                           -

         The consolidated financial statements for the three-month period ended June 30, 2001 and for the period December 11, 2000 (date of inception) to June 30, 2001 have been restated to reflect the subsequent developments which effect the previously filed Amendment 1 to Form 10-QSB filed on August 1, 2001 to be in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists ("SFAS 48"). The consolidated financial statements have been restated to reflect the correction. The previously issued consolidated financial statements included the recognition of $1,038,500 of revenue from a sale of telecom PINs to a related party wholesaler and cost of sales attributable to the transaction of $1,023,000 resulting in $15,500 gross profit from this sale. It was discovered subsequent to the sale that the telecom pins were not useable by the Company's customer due to the Company's underlying telecom provider being unable to provide the necessary services to support the telecom PINs due to the telecom provider's network issues. The effect of the correction on net income for the three-month period ended June 30, 2001 and for the period December 11, 2000 (date of inception) to June 30, 2001 was an increase in net loss of $15,500 or $Nil per share.

         The consolidated financial statements for the three-month period ended June 30, 2001 and for the period December 11, 2000 (date of inception) to June 30, 2001 have also been restated to reflect a change in the amortization period of dividends accreted on convertible preferred stock to be in accordance with EITF issue No. 98-5 and No. 00-27 which requires such amortization through the date of earliest conversion. The preferred stock permits conversion any time after the 30th calendar day the Company receives payment in full. The amortization period was changed from one year to thirty calendar days from the date the Company received payment in full.

         The effect of this change is a decrease in dividends accreted on redeemable convertible preferred stock previously stated of $71,123 to a restated $32,688 in the quarter ended June 30, 2001 and for the period December 11, 2000 to June 30, 2001 an increase in the previously stated amount from $114,273 to 316,022. The effect of this change upon net loss attributable to common stockholders is a decrease of $38,435 for the quarter ended June 30, 2001 and an increase of $201,749 for the period December 11, 2000 (date of inception) to June 30, 2001.

         The effect of the corrections on net loss were as follows:

     For the period December 11, 2000 (date of inception) to June 30, 2001:

                                                                                Net Loss
                                                                               Attributable
                                                      Net Income                to Common               Net Income
                                                        (Loss)                  Stockholders           (Loss)Per Share
                                                      -----------               ------------            -------------
             As previously stated on
              Amendment #1 to
              Form 10-QSB/A                           $  (479,064)               $  (608,837)               $  (.01)

              Change in amortization
              period of dividends
              accreted to common
              stockholders                                     --                   (201,749)                  (.01)

              Correction in
              recognizing revenue
              at June 30, 2001                         (1,038,500)                        --                   (.02)

              Correction in recording
              cost of revenue at
              June 30, 2001                             1,023,000                         --                    .02
                                                      -----------                -----------                   ----

              As reflected on the
              restated consolidated
              statement of operations                 $  (494,564)               $  (810,586)               $  (.02)
                                                      ===========                ===========                =======

         The effect of the corrections on net loss were as follows:


                 For the three month period ended June 30, 2001

                                                                                Net Loss
                                                                               Attributable
                                                      Net Income                to Common               Net Income
                                                        (Loss)                  Stockholders           (Loss)Per Share
                                                      -----------               ------------            -------------
            As previously stated on
            Amendment #1 to
            Form 10-QSB/A                             $    21,391                $   (65,232)                $  NIL

            Change in amortization
            period of dividends
            accreted to common
            stockholders                                       --                     38,435                    NIL

            Correction in
            recognizing revenue at
            June 30, 2001                              (1,038,500)                        --                  (.02)

            Correction in recording
            cost of revenue at
            June 30, 2001                               1,023,000                         --                    .02
                                                      -----------                -----------                ------

            As reflected on the restated
            consolidated statement
            of operations                             $     5,891                $   (26,797)               $   NIL
                                                      ===========                ===========                =======

Gross Profit

         Cirus generated no revenues in the three-month and cumulative period preceding the quarter ended June 30, 2001. Cirus used the time and resources from February 2001 to install and build its network. Cirus generated revenues in the third quarter through the sale of third party phonecards to its existing customer base.

         As of June 30th the end of our third quarter, Cirus generated $ 367,621 in sales. Of this figure $ 151,120 was generated through 9278 Communications, Inc. 9278 is the largest single customer of Cirus, and any material change or loss to of this customer would result in substantial changes to Cirus' plan of business. The Company generated $216,501 of sales of phones cards to various other customers including THC Internet Solutions, Inc. as part of a services contract with Cirus. The gross profit generated from these operating activities was $ 84,204 for the quarter ended June 30, 2001.

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

Net Loss

         The Company had net income of $5,891 for the quarter ended June 30, 2001 and has a cumulative loss of $494,564 from inception to June 30, 2001. In addition the Company reported a net loss attributable to common stockholders of $26,797 for the quarter ended June 30, 2001, down from $768,077 in the previous quarter. This amount equates to -$0.01 per share versus NIL per common share in the second quarter. The net loss attributable to common stockholders for the cumulative period to June 30, 2001 is $810,586. Within this net loss figure, there is a non-cash dividend attributed to the convertible preferred stock issued of $32,688 and $316,022, respectively for the quarter and cumulative period ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

         As of June 30, 2001, the Company's current assets were $ 719,726 and its current liabilities were $ 181,039, which resulted in working capital of $ 538,687. Also, included in the current liabilities are accounts payable and accrued expenses of $ 64,920 mainly due to vendors and a balance due on a capital lease of $116,119. The Company's assets consisted assets consist primarily of cash of $155,935, $149,583 in accounts receivable, $414,208 of prepaid expenses related to a investor relations contract generated through the issuance of stock being amortized over the contract and property and equipment of $300,607.

         For the cumulative period December 11, 2001 through June 30, 2001 and for the three months ended June 30, 2001, the net cash used for operating activities was $457,019 and $336,087, respectively. Operating activities uses were primarily due to a net loss of $494,564 for the cumulative period and net income of $5,891 for the quarter ended June 30, 2001, an increase in account receivable of $149,583 which used cash for the cumulative and quarter ended June 30, 2001, and an increase in accounts payable and accrued expenses of $64,920 for the cumulative period and $37,196 for the quarter ended June 30, 2001 which provided cash.

         The Company used cash in investing activates of $202,965 for the cumulative period and $85,053 for the quarter ended June 30, 2001 which were primarily due to purchases of property and equipment and merger expenses.

         The Company increased its net cash from financing activities for the cumulative period and quarter ended June 30, 2001 to $815,740 and $37,597, respectively. The major component primarily consisted of proceeds from issuance of convertible notes payable of $925,000 and $75,000 for the cumulative period and quarter ended June 30, 2001.

         At June 30, 2001, we had cash and cash equivalents of $155,935. The Company has total prepaid expenses of $414,208, which were paid through the issuance of common stock. The Company has current liabilities of $181,039 comprised of accounts payable and accrued expenses and $116,119 in a capital lease payable. The working capital was generated as a direct result of the sale of 850 shares of Series A convertible preferred stock, completed on the closing of the merger with DMS Acquisitions Corp. raising $850,000. As part of a financing transaction, the company issued 75 shares of Series A convertible preferred stock, raising cash proceeds of $75,000 for the company.

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

         A total of 2,758,778 shares were cancelled by the company bringing the total shares issued and outstanding to 61,401,824 as of June 30,2001.

Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Events

     None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                     None

         (b)      Reports on Form 8-K.

                     Form 8-K filed on February 23, 2001

                     Form 8-K/A filed on March 16, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                           CIRUS TELECOM, INC.


December 27, 2001                          By:/s/AMAR BAHADOORSINGH
                                          --------------------------
                                             Amar Bahadoorsingh,
                                             Chief Executive Officer