Form 10KSB40
period 2001-09-30
CIRUS TELECOM INC
filed 2002-01-16
CIK 1098307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

                        Commission File Number 333-28163

                               CIRUS TELECOM, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                98-0212763
------------------------------                          -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

43-06 Main Street, Flushing, New York                      11355
-------------------------------------             ---------------------
(Address of principal executive offices)                   (Zip Code)

(718) 762-3115
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

The Company's revenues for the year ended September 30, 2001 were $739,065

As of January 15, 2002 the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,845,551.

As of January 15, 2002, there were 51,820,890 shares of the registrant's common stock outstanding.

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

ITEM 2.           DESCRIPTION OF PROPERTY.

ITEM 3.           LEGAL PROCEEDINGS.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 10.          EXECUTIVE COMPENSATION.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 10-KSB.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

         Cirus Telecom is a facilities-based domestic and international long distance telecommunications service provider. Cirus was founded in 2001 to capitalize on the significant opportunity to provide international long distance services to prepaid end users and select underserved ethnic communities in major U.S. metropolitan markets that generate substantial long-distance traffic to their countries of origin. Cirus is also targeting small and medium sized communications companies and to leading international long distance carriers. The Company provides its services through a flexible, high-quality network of owned and leased transmission facilities, operating and termination agreements and resale agreements. The Company owns an international gateway switch in New York, which was put into operation in October 2001, and expects to have other operational facilities deployed in 2002.

         Cirus' strategic advantage in this sector are the critical relationships it has been developing with carriers and existing communications providers in negotiating competitive wholesale pricing on domestic and international routings. Cirus will deploy the majority of its technology on its own switching platforms. Cirus' growth strategy is to ensure it has under contract, the minutes necessary before it purchases highly capital-intensive telecommunications switching equipment, ensuring that Cirus will be able to provide highly competitive services among the major population centers in North America.

         The Cirus target customer is one who has created a niche within the very lucrative telecommunications sector. Whether that customer is providing phone cards, or reselling long distance, Cirus will be able to provide complete turnkey solutions. Cirus will offer its customers the ability to provide domestic and international voice, data and fax services at substantially lower prices than those of conventional telephone services, or public switched telephone networks (PSTNs). The switching network architecture is highly scaleable, cost effective, requires no additional facilities based real-estate investment on behalf of a client, and is fully deployable at a rapid pace. The competitive strength of the Cirus network will be its ability to capture the small to medium sized communications provider market in the United States via cost effective technologies and its ability to adapt to changing technologies.


         We plan to introduce several new telecommunications related products into our growing distribution channels, including prepaid wireless products and prepaid internet services, and to expand upon our existing business relationships with the United States telecommunications companies and large national prepaid card providers we work with. Further, with the expansion of our "Cirus Talk Multi Service Centers", we will provide sales and access to retail customers, support for our existing distributors and a mechanism for establishing new markets for our products.

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

         DMS Acquisitions Corp. subsequently changed it name to "Cirus Communications, Inc." on July 26, 2001. Cirus also incorporated a wholly owned subsidiary called Cirus Talk, Inc. on May 23, 2001. This corporation is the parent for the Cirus Talk multi-service communications centers. CT Huntington LLC and CT Copiague LLC were formed on May 24, 2001, CT Freeport LLC was formed on June 18, 2001, CT Miami LLC was formed on August 24, 2001 and CT Little Havana LLC was formed on August 27, 2001. All are subsidiaries of Cirus Talk, Inc. These LLCs each hold a lease for an individual retail location in the appropriate municipality.

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

Recent Developments

Cirus "Multi-NET Independent Representative Marketing Program"

         Multi-NET is the marketing arm for the Cirus Retail Telecom Services Division, through the use of outside sales agents. Cirus' intention is to develop a grass-roots marketing program whose goal is attracting individuals to sell voice and data products and services, to ethnic businesses and residential customers. A marketing kit will be sold for $99, which includes a one-year enrolment. Agents will earn a minimum of 2% residual commissions on their direct sales.

         The Multi-NET program will provide exposure within the ethnic communities allowing Cirus to become a dominant player in business and residential telecom services.

"Cirus Talk Pro" Call Center Management Software

         On November 27th, 2001 Cirus launched its "Cirus Talk Pro" call center software management suite. The software will be bundled with Cirus' long-distance services and sold to owners and operators of calling centers. Cirus based the platform on its existing calling center operations and utilized them for its beta test.

         The "Cirus Talk Pro" is call management software that will allow a user in real-time to ascertain the call distribution on every line of outbound service. This element is tied to the billing function, which will manage the rates charged, as well as the wholesale cost of the minutes sold. This enables the user to verify payables to the carrier. The software can be used to manage just one location or utilized to over multiple venues. The software provides a web-based interface and is therefore accessible from any Internet enabled browser. There is also an inventory control module, which keeps track of the inventories of phone cards, and other telecom products sold at the stores.

         By providing additional components to its telecom services and thereby giving customers the ability to manage their financial transactions effectively, Cirus believes that it will be successful in switching customers over to its wholesale long-distance products from its competition. There are over 300 calling centers in the New York metropolitan area that Cirus will be actively pursuing as customers.

Industry Overview

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

Products and Services

         Cirus Telecom is focusing it's efforts on providing Prepaid products and services for both ethnic Businesses and Residential customers, which is a market that is currently being underserved by the major the major carriers like WorldCom, Qwest, and Verizon. Due to these companies inability to properly market their products and services to ethnic customers, it affords Cirus with a competitive advantage which will allow us to dominate the market for Prepaid ethnic business and consumer market. Cirus Telecom will offer its customers a suite of bundled Voice and Data Services that are specifically designed for the Prepaid market.

         In order to properly market Cirus' products and services to ethnic customers, Cirus has created a wholly owned subsidiary known as "Cirus Talk", Inc. which will be opening a number of "Internet and Calling Cafe's" which will function as Multi-Service Communications Centers designed to cater to ethnic consumers and the credit challenged. Many ethnic customers prefer to operate on a cash only basis and Cirus Talk is designed to accommodate this market segment. "Cirus Talk will open Retail stores in the ethnic neighborhoods of select cities throughout the United States, Puerto Rico and the Dominican Republic. These Multi-Service Communications Centers will provide "Metered International Long Distance" calling, Internet access, Money Transmitting and also sell Prepaid Calling Cards, Prepaid 1 PLUS Service, Prepaid Local Service, Internet, Paging and Prepaid Wireless services All the products listed will not be available from the firs t day of operations but should all be available within six months of operations.

The initial products and services offered by Cirus and Cirus Talk are:

o        Prepaid International and Domestic 1 PLUS Long Distance
o        Prepaid Dedicated (T-1) International and Domestic Long Distance
o        Prepaid "Dial-Around" Service
o        Prepaid Local Service
o        Prepaid Internet Service
o        Prepaid Cellular/PCS Service
o        Wholesale International VoIP Termination
o        Prepaid Calling Cards
o        Money Wiring Service

Strategy

Competition

         The telecommunications services industry generally, and the prepaid phone card industry specifically, is intensely competitive, rapidly evolving and subject to constant technological change. There are several large and numerous small competitors in the industry, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants. In addition, the increasing prevalence of the Internet and emerging technologies seeking to establish Internet telephony pose potential competitive threats to the market for long distance telephone services. The principal competitive factors in the market include:

         o        Price;
         o        Quality of service;
         o        Breadth of geographic presence;
         o        Customer service;

         o        Reliability;
         o        Network capacity; and
         o        Availability of enhanced communications services.

         Our competitors include:

         o        Other distributors of prepaid products, such as Union
                  Telecard Alliance and Blackstone Calling Card;
         o Telecommunications companies that produce their own prepaid products, such as IDT, PT-1 Communications, World Access and Qwest; and
         o Other telecommunications companies, such as AT&T, Worldcom and Total-Tel USA.

         Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our growth.

Government Regulation--Overview

         FCC rulings, precedents or considerations on regulating "Voice over the Net" services although in the U.S. regulating the Internet, in some way or to some degree has been a long-standing issue. Until now, the Internet has remained a truly "Free" mechanism and all attempts to regulate the medium have failed.

         The overall effect that Internet telephony has on the traditional Long Distance market is that it decreases barriers to entry and increases the level of competition. The two most significant barriers to entry into the telecom industry are related to size and regulatory constraints that preclude smaller companies from gaining significant market share at this particular stage of market development. Internet telephony, however, effectively eliminates or reduces these barriers because it is presently unregulated and enjoys economies of scale by using the Internet as a common voice video and data network. Cirus has filed for a "214 Telecom Tariff" which allows it to provide a host of telecom services to its customer base.

United States Domestic Regulations

         In the United States, the Company's provision of services is subject to the Communications Act of 1934, as amended, and the FCC regulations there under with respect to interstate and international operations, as well as the applicable law and regulations of the various states with respect to intrastate operations. Federal and State Transactional Approvals,. The FCC and certain PSCs require telecommunications carriers to obtain prior approval for assignment or transfer of control of licenses, corporate reorganizations, acquisitions of operations, assignments of assets, carrier stock offerings, and assumption of significant debt obligations. State requirements vary. Such federal and state requirements may have the effect of delaying or preventing a change in control of the Company.

         Federal and State Licenses and Tariffs. The Company is classified as a non-dominant carrier for domestic services and is not required to obtain specific prior FCC approval to initiate or expand domestic interstate services. The Company currently is required by federal law and regulations to file tariffs listing the rates, terms, and conditions applicable to their interstate services. The Company has filed domestic long distance tariffs with the FCC. The FCC has adopted a new policy requiring that non-dominant interstate carriers, such as the Company, eliminate FCC tariffs for domestic interstate long distance service. Should pending court appeals concerning this new policy fail and the FCC's order become effective, the Company may benefit from the elimination of FCC tariffs by gaining more flexibility and speed in dealing with marketplace changes. The absence of tariffs, however, will also require that the Company secure agreements with its customers regarding its existing tariffs or face potential claims arising because the rights of the parties are no longer clearly defined. To the extent that the Company's customer base involves "casual calling" customers, the absence of tariffs would require the Company to limit potential liability by contractual means. On August 20, 1997, the FCC partially reconsidered its order by allowing dial-around carriers such as the Company to maintain tariffs on file with the FCC.

         The Company also currently is seeking the certifications required to provide service in the 50 states. Although the Company intends and expects to obtain operating authority in each jurisdiction in which operating authority is required, there can be no assurance that the Company will succeed. To the extent that any incidental intrastate service is provided in any state where the Company has not yet obtained any required certification, the applicable state commission may impose penalties for any such unauthorized provision of service. The Company monitors regulatory developments in all 50 states to ensure regulatory compliance.

Interexchange Competition Under The 1996 Telecommunications Act ("1996 Act")

         Under the 1996 Act, RBOCs are permitted to provide out-of-region long distance (or inter-LATA) services upon receipt of standard state and/or federal regulator approvals for long distance service. The GTE Operating Companies ("GTOCs") also are permitted to enter the long distance market without regard to limitations by region. An RBOC may provide in-region long distance services, however, only after satisfying a 14-point "checklist" for nondiscriminatory competitive access to its local network. The grant of long distance authority could permit RBOCs and GTOCs to compete with the Company in the provision of domestic and international long distance services. To date, the FCC has denied several applications for in-region long distance authority filed by RBOCS. These denials remain in effect pending further appeals to the U.S. Court of Appeals for the D.C. Circuit. In addition, the U.S. Court of Appeals for the 5th Circuit is hearing an appeal of a Texas Federal District Court Order finding unconstitutional certain provisions of the 1996 Act concerning the 14-point checklist. The District Court Order has been stayed pending the 5th Circuit Appeal. If the District Court's decision ultimately is permitted to stand by the 5th Circuit or the FCC denials are reversed by the DC Circuit, it may result in RBOCs providing interexchange service in their operating regions sooner than previously expected.

         Two RBOCs have recently proposed partnerships or agreements with long distance service providers that would allow the RBOCs to provide, indirectly, in-region long distance services. Both of the proposals have been challenged, one before the FCC and the other in a U.S. district court, on the basis, among other things, that these RBOCs cannot enter into such partnerships or agreements until they have satisfied the 14-point checklist. If the partnerships or agreements are allowed to stand, it may result in RBOCs being allowed to provide interexchange service in their operating regions sooner than previously expected. The Company cannot predict the outcome of these proceedings or their possible impact on the Company.

         The 1996 Act also addresses a wide range of other telecommunications issues that could impact the Company's operations, including, for example, access charges and universal service. As required by the legislation, the FCC and the PSCs have initiated a number of proceedings to adopt regulations to implement the 1996 Act. Many of these regulations have been, and others likely will be, judicially challenged. It is not possible to assess what impact the 1996 Act, the rulemakings, or related litigation will have on the Company's business, financial conditions and results of operations.

Access Charges

         To originate and terminate calls, long distance carriers such as the Company must purchase "access services" from LECs or CLECS. Access charges represent a significant portion of the Company's costs of United States domestic long distance services. The FCC regulates interstate access charges. Under alternative rate structures being considered by the FCC, LECs would be permitted to allow volume discounts in the pricing of access charges. PSCs regulate intrastate access charges. The RBOCs and other local exchange carriers also have been seeking greater pricing flexibility and reduction of intrastate access charges. While the outcome of these proceedings is uncertain, if LECs are permitted to utilize more flexible rate structures for access charges, smaller long distance carriers such as the Company, could be placed at a significant cost disadvantage with respect to larger competitors.

Casual Calling Issues

         The FCC has ordered all telecommunications companies to migrate from their existing five-digit CIC codes (10+XXX) to seven-digit codes (10+10+XXX) as of July 1, 1998. Petitions for Reconsideration of the July 1, 1998 deadline are currently pending before the FCC. Once the FCC's order becomes effective, there will be more codes available for casual calling services, which would allow for increased competition in the casual calling industry.

DEREGULATION AND PRIVATIZATION OF TELECOMMUNICATIONS MARKETS WORLDWIDE

         Significant legislation and agreements have been adopted since the beginning of 1996 that are expected to lead to increased liberalization of the majority of the world's telecommunication markets. The U.S. Telecommunications Act, signed in February 1996, which establishes parameters for the implementation of full competition in the U.S. domestic local and long distance markets; the European Union's Services Directive, adopted in 1990, which abolishes exclusive rights for the provision of voice telephony services throughout the European Union and the public switched telephone networks of any member country of the European Union by January 1, 1998, subject to extension by certain European Union member countries; and the WTO Agreement, signed in February 1997, which creates a framework under which 69 countries have committed to liberalize their telecommunications laws in order to permit increased competition and, in most cases, foreign ownership in their telecommunications markets, beginning in 1998. The Company believes that these initiatives, as well as other proposed legislation and agreements, will provide increased opportunities for emerging competitive carriers such as Cirus to provide telecommunications services in targeted markets.

         Deregulation has encouraged competition, which in turn has prompted carriers to offer a wider selection of services and reduce prices. The industry's projections for substantially increased international minutes of use and revenue over both the near term and long term are based in part on the belief that reduced pricing as a result of deregulation and competition will result in a substantial increase in the demand for telecommunications services in most markets.

U.S. International Authorizations

         International common carriers, such as the Company, are required to obtain authority from the FCC under Section 214 of the Communications Act to provide international telecommunications services that originate or terminate in the U.S., and to file and maintain tariffs with the FCC specifying the rates, terms, and conditions of their services. In 1989, the Company received Section 214 authority from the FCC to acquire and operate satellite facilities for the provision of direct international service to Italy, Kenya, India, Iran, Saudi Arabia, Pakistan, Sri Lanka, South Korea and the United Arab Emirates. At the same time, the Company also was authorized to resell services of other common carriers for the provision of switched voice, telex, facsimile and other data services, and for the provision of INTELSAT Business Services and international television services to various overseas points. On August 27, 1997, the Company was granted global facilities-based Section 214 authorization under streamlined processing rules adopted in 1996 to provide international basic switched, private line, data, television and business services using authorized facilities to virtually all countries in the world.

         The FCC's streamlined Section 214 authorizations and tariff regulation processes provide for shorter tariff notice and review periods for certain U.S. international carriers, including the Company, as well as for other streamlined regulatory requirements for "non-dominant" carriers found to lack market power on the routes served. The Company is classified by the FCC as a non-dominant international and domestic carrier.

         The provision of telecommunications services is regulated by the federal and state governments of the United States. Federal laws and regulations promulgated by the Federal Communications Commission apply to interstate and international telecommunications, while state regulatory authorities have jurisdiction over telecommunications services that originate and terminate within the same state. Various other international authorities also may seek to regulate telecommunications services originating in their respective countries. However, as of the date of this report, we are not aware of any requirement for government approval to manufacture, distribute and/or market prepaid phone cards.

Employees

         As of September 30, 2001, we had 5 full-time employees. Of these, 2 were technical support, 2 were management and finance personnel and 1was general and administrative personnel. None of our personnel are covered by a collective bargaining agreement. We have never experienced an employment-related work stoppage and consider our employee relations to be satisfactory.


ITEM 2. DESCRIPTION OF PROPERTY.


         Our executive offices are located at 43-06 Main St. Flushing, NY, where we lease approximately 1,300 square feet, pursuant to a sublease agreement that expires on August 31, 2002. The aggregate annual base rental for this space is $16,280. We sublet these premises from an officer and director of ours, on terms substantially the same as those under which the officer leases the space.

         We also lease approximately 1,400 square feet, located at 1761 New York Ave, Huntington Station, New York, 11746 as a call center. The lease agreement expires on 05/31/06. The aggregate annual base rental for such space is $27,000.

         In addition, we lease approximately 1200 square feet, located at 1635 Great Neck Road, Copiague, New York, 11726 as a call center, pursuant to a lease agreement that expires on, 05/31/2004. The aggregate annual base rental for this space is $20,400.

         We also lease approximately 1,500 square feet, located at 47W Sunrise Highway, Freeport, New York, 11520 as a call center, pursuant to a lease agreement that expires on 06/30/2006. The aggregate annual base rental for this space is $18,000.

         In addition, we lease approximately 1,200 square feet, located at 106 NE 3rd Ave, Miami, Florida, 33132, as a call center, pursuant to a lease agreement that expires on, 09/01/2006. The aggregate annual base rent for this space is $29,394.

         Lastly, we also lease approximately 1,800 square feet, located at 521NW 12th Ave, Miami, Florida, 33136, as a call center, pursuant to a lease agreement that expires on, 01/09/2006. The aggregate annual base rental for this space is $30,672.

ITEM 3. LEGAL PROCEEDINGS.

         There are no legal proceedings that Cirus Telecom, Inc. or any of its subsidiaries are involved in.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         As of September 30, 2001 there were no matters for the security holders of Cirus to vote on.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

         Our common stock is quoted on the over-the-counter bulletin board ("OTCBB") under the symbol "CTLE", since February 10, 2001. Prior to this, beginning in June 2000 the common stock was traded under the symbol "CVCX." The following table sets forth the range of the high and low quotations for our common stock for the periods indicated. Such market quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                            High                 Low
                                            ----                 ---
       2001

        Second quarter                      2.43                 1.21
        Third quarter                       2.00                 0.75
        Fourth quarter                      1.47                 0.60



         As of September 30, 2001, there were approximately 350 holders of record of our common stock and the closing bid quotation of our common stock on the OTCBB was $1.06 per share.


Dividend Policy

         At the present time, Cirus has not implemented a dividend plan for the company.


Recent Sales of Unregistered Securities

         The company has not had any recent sales of unregistered securities. As except as set forth in the Liquidity section of Management's Discussion and Analysis.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto set forth in Item 7 of this Annual Report. This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "believes," "anticipates," "intends," or "expects." These forward-looking statements relate to our plans, objectives and expectations for future operations and growth. Other forward-looking statements in this Annual Report on Form 10-KSB include statements regarding synergies and growth expected as a result of our in-progress and future acquisitions, expected growth in earnings, revenue and gross margin, our expectation regarding our ability to consummate future acquisitions and the necessity for and expected availability of additional financing. In light of the risks and uncertainties inherent in all such projected operational matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that any of our operating expectations will be realized. Our revenues and results of operations are difficult to forecast and could differ materially from those projected in the forward-looking statements contained in this report as a result of certain risks and uncertainties including, but not limited to, our ability to integrate and manage acquired companies, assets and personnel, changes in market conditions, the volatile and competitive environment for Internet telephony, the availability of transmission facilities, management of our rapid growth, entry into new and developing markets, competition, the international telecommunications industry, dependence on operating agreements with foreign partners, reliance on third parties to provide us with technology, infrastructure and content, significant foreign and U.S.-based customers and suppliers, availability of transmission facilities, U.S. and foreign regulations, international economic and political instability, dependence on effective billing and information systems, customer concentration and attrition, rapid technological change, and the expansion of the global network. These factors should not be considered exhaustive; we undertake no obligation to release publicly the results of any future revisions we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         In the third quarter Cirus Telecom, Inc. added its "Cirus Talk" multi-service telecom center subsidiary. This division will own and operate a retail chain of "Internet and Calling Cafes" catered to ethnic customers. These centers will allow the distribution of telecom products to the underserved retail niche that Cirus has identified in the telecom marketplace. Services and products include prepaid phonecards, prepaid wireless products, prepaid home services and direct international dialing.

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

         DMS Acquisitions Corp. subsequently changed it name to "Cirus Communications, Inc." on July 26, 2001. Cirus also incorporated a wholly owned subsidiary called Cirus Talk, Inc. on May 23, 2001. This corporation is the parent for the Cirus Talk multi-service communications centers. CT Huntington LLC and CT Copiague LLC were formed on May 24, 2001, CT Freeport LLC was formed on June 18, 2001, CT Miami LLC was formed on August 24, 2001 and CT Little Havana LLC was formed on August 27, 2001. All are subsidiaries of Cirus Talk, Inc. These LLCs each hold a lease for an individual retail location in the appropriate municipality.

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

         The nature of our telecommunications business is rapidly evolving but has a limited operating history. The Company began operations in the second quarter of the year 2001 and as such; we believe period-to-period comparisons of operations are not meaningful and should not be relied upon as indicators of future performance. We also believe our historical growth rates are not indicative of future growth rates.

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

         In March of 2001 Cirus purchased a switch from NACT Telecommunications, Inc. a leading telecom hardware producer. This switch was operational in October 2001. This increased the telecom capacity of Cirus by 20,000,000 minutes per month. Cirus intends to utilize this switch to run prepaid phonecard programs for various distributors of such cards, wholesaling long-distance minutes and providing call-termination into the United States.

         The margins on switched telecom products vary on several factors, but most importantly the relationships with direct providers both domestically and internationally. Cirus deals with both the incumbent PTTs and Secondary Network Operators (SNOs) in international locations. The logic behind choosing a provider is based upon costs and service reliability. As the NACT switch is operational, Cirus is endeavoring to place direct lines into as many international locations as possible, thereby creating the most direct route to the country in question.

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

Cirus Talk Multi-Service Communications Centers

         Cirus added its "Cirus Talk" multi-service telecom center subsidiary in May of 2001. This division owns and operates a retail chain of "Internet and Calling Cafes" catered to ethnic customers. These centers will allow the distribution of telecom products to the underserved retail niche that Cirus has identified in the telecom marketplace. Services and products include phone cards, prepaid wireless products, prepaid home services and direct international dialing.

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

         Cirus completed its first five locations in Miami and Little Havana, Florida and Huntington, Freeport and Copiague, New York. The primary demographic focus for these locations is for calling services to Central and South American destinations. Cirus has negotiated with its international carriers and will be able to offer its customers highly competitive rates to several select countries. Cirus intends on expanding these retail locations throughout the New York, New Jersey, Connecticut, Florida and Rhode Island markets.

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

         As of September 30, 2001 the end of our fourth quarter, Cirus generated $ 739,065 in sales. Of this figure $417,159 was generated through 9278 Communications, Inc., a related party prior to September 29, 2001. The Company generated $321,906 of sales of phones cards to various other customers including THC Internet Solutions, Inc. as part of a services contract with Cirus. The gross profit generated from these operating activities was $147,218 for the period December 11, 2000 (date of inception) to September 30, 2001.

General and Administrative

         General and administrative expenses for the period from inception to September 30, 2001 were $961,080. The general and administrative expenses were primarily due to the Company incurring costs associated with marketing and investor relations, consulting, officers' salaries, professional fees and travel. Included in general and administrative expenses are $389,086 of investor relations costs of which $374,959 resulted from the Company issuing 476,000 shares of common stock to consultants to perform their services. The Company incurred $105,429 in professional fees, which includes legal and accounting fees in connection with the merger. Officers' salaries amounted to $140,250 payable to the officers under the employment agreement. Other office salaries amounted to $29,375. Other general and administrative expenses amounted to $296,940.

         We anticipate the amount of general and administrative expenses to rise over the next two quarters as Cirus anticipates the addition of further technical, support and managerial staff. Cirus estimates that it will have to double its staffing requirements to meet the upcoming demands. As the number of staff increases, Cirus will have to relocate to larger office premises, causing the monthly rental expense to increase by an estimated 100%.

Depreciation and Amortization

         For the period December 11, 2000 (date of inception) to September 30, 2001 certain computer and office furniture and equipment were put into operation, therefore, the Company incurred a depreciation expense of $5,042 on equipment.

         On July 13, 2001, the Company purchased certain assets from a distributor in an asset purchase transaction, wherein the Company acquired the lease and leaseholds of two call centers run by the distributor. The Company paid $100,000 for each the leases. The lease acquisition costs are being amortized over the five-year life of the leases. The amortization expense on these leases amounted to $5,000 through September 30, 2001.

Interest Income

         Interest income of $5,914 was derived from cash deposits at Cirus' banking institutions.

Net Loss

         The Company had a cumulative net loss of $822,597 from inception to September 30, 2001. In addition the Company reported a net loss attributable to common stockholders of $1,152,597 for the period ended September 30, 2001. This amount equates to -$0.02 per share. Within this net loss figure, there is a non-cash dividend attributed to the convertible preferred stock issued of $330,000 for the period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

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

     As of September 30, 2001, the Company's current assets were $ 85,348, which included $27,684 in accounts receivables and $57,573 in prepaid expenses and other current assets. Its current liabilities were $383,930, with accounts payable and accrued expenses of $ 169,085 mainly due to vendors, current portion of balance due on equipment loan and capital lease of $144,845 and short-term working capital loans of $70,000.

     For the cumulative period December 11, 2000 through September 30, 2001, the net cash used for operating activities was $369,030. Operating activities uses were primarily due to a net loss of $822,597, an increase in accounts receivable of $27,684 and prepaid expenses and other current assets of $57,573, offset by an increase in accounts payable and accrued expenses of $169,085.

       The Company used cash in investing activities of $564,817 for the period December 11, 2000 through September 30, 2001 which were primarily due to purchases of property and equipment, acquisition of call centers and merger expenses.

     The Company increased its net cash from financing activities for the period December 11, 2000 through September 30, 2001 by $933,939. The major component primarily consisted of proceeds from issuance of convertible Preferred Stocks of $990,000 and $70,000 of short-term financing received from other parties.

         In the first quarter of fiscal year 2002, the Company has raised $395,000 of additional capital investments through the sale of Preferred stock.

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

EQUITY AND DEBT FINANCING

Preferred Stock

         On February 6, 2001 the Board of Directors of the Company adopted and created a series of preferred stock consisting of 1,000 shares designated as the Series A Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock has a liquidation preference of $1,000. The Preferred Stock is convertible into common stock at any time after the 30th calendar day the Company receives payment in full. The conversion rate is equal to $1,000 per share of preferred stock divided by 75% of the average market price of the common stock for ten days prior to the date of conversion. The conversion rate is subject to adjustment under certain circumstances. Outstanding Preferred Stock may be repurchased by the Company from holders of shares of Preferred Stock by: (i) delivering notice in writing thereof to such holders prior to the date which is one year following the date on which the Company received payment in full for the Preferred Stock and issued the Preferred Stock to a particular holder of Preferred Stock (the "Issuance Date"); and (ii) by the payment to such holders of the sum of $1,250 per share of Preferred Stock so repurchased within three (3) business days of such notice by way of wire transfer, certified check or bank draft.

         The Company may not repurchase any shares of Preferred Stock for which it has received a Conversion Notice. As a condition to the closing of the above agreement and plan of merger with Comm, Cirus sold 850 shares of the Preferred Stock for total proceeds of $850,000 to three entities. Subsequently and through September 30, 2001, the Company has sold an additional 140 shares of Preferred Stocks for total proceeds of $140,000. Each entity holding such shares shall only be allowed to convert preferred shares into common stock up to a maximum of 9.9% of the outstanding shares of common stock following the conversion. The calculation includes common stock beneficially owned by the entity and its affiliates. On October 2, 2001, the Company issued additional10 shares of its Series A Convertible Preferred stock and received $10,000.

         On October 2, 2001 the Board of Directors of the Company adopted and created a series of preferred stock consisting of 1,000 shares designated as the Series B Convertible Preferred Stock ("Preferred B"). Each share of Preferred Stock has a liquidation preference of $1,000. The Preferred Stock is convertible into common stock at any time after the 30th calendar day the Company receives payment in full. The conversion rate is equal to $1,000 per share of preferred stock divided by 75% of the average market price of the common stock for ten days prior to the date of conversion. The conversion rate is subject to adjustment under certain circumstances. Outstanding Preferred Stock may be repurchased by the Company from holders of shares of Preferred Stock by: (i) delivering notice in writing thereof to such holders prior to the date which is one year following the date on which the Company received payment in full for the Preferred Stock and issued the Preferred Stock to a particular holder of Preferred Stock (the "Issuance Date"); and (ii) by the payment to such holders of the sum of $1,250 per share of Preferred Stock so repurchased within three
(3) business days of such notice by way of wire transfer, certified check or bank draft. The Company has agreed to allow the preferred shareholders "Piggy-back Registration Rights" for the shares converted to common stock. This allows the shareholder the right to "Piggy-back" on any registration offering by the Company without cost to them. Between October 1, 2001 and January 14, 2002, 385 Preferred Shares were issued by the Company and the Company received $385,000.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      ------------------------------------
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

                              FINANCIAL STATEMENTS

                      DECEMBER 11, 2000 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2001

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      ------------------------------------
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

                              FINANCIAL STATEMENTS

                      DECEMBER 11, 2000 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2001



                                TABLE OF CONTENTS


                                                                          PAGE

Independent Auditors' Report                                               25

Consolidated balance sheet as at September 30, 2001                        26

Consolidated statement of operations for the period December 11, 2000
   (date of inception) to September 30, 2001                               27

Consolidated statement of cash flows for the period
  December 11, 2000 (date of inception) to September 30, 2001              28

Consolidated statement of stockholders' equity for the period
   December 11, 2000 (date of inception) to September 30, 2001             29

Notes to Consolidated Financial Statements                                 31

                         F R E E M A N  &  D A V I S L L P
               C e r t i f i e d  P u b l i c  A c c o u n t a n t s

Harold N. London, CPA
Robert H. Feldstein, CPA                         225 West 34th Street, Suite 320
Stuart H. Levitt, CPA                                 New York, N.Y.  10122-0397
Gerald Lubowsky, CPA
                                                --------------------------------
Arthur Schwartzman, CPA
Mark Feldstein, CPA                                      Telephone: 212-594-8155
                                                        Telecopier: 212-465-0520
-----------------------------------------

Philip J. London

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To The Board of Directors and Stockholders of
Cirus Telecom, Inc.:

       We have audited the accompanying consolidated balance sheet of Cirus Telecom, Inc. and subsidiaries as at September 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the period December 11, 2000 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cirus Telecom, Inc. and subsidiaries as of September 30, 2001, and the results of their operations and their cash flows for the period December 11, 2000 (inception) to September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations and has a deficiency in working capital at September 30, 2001, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

FREEMAN & DAVIS LLP

New York, New York
January 4, 2002

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                           CONSOLIDATED BALANCE SHEET
                            AS AT SEPTEMBER 30, 2001


                                     ASSETS
                                     ------

Current Assets:
      Cash                                                                    $        91
      Accounts receivable                                                          27,684
      Prepaid expenses and other current assets                                    57,573
                                                                              -----------
         Total Current Assets                                                      85,348
                                                                              -----------

Plant and Equipment - net                                                         544,233
                                                                              -----------

Other Assets:
      Lease acquisition costs, net of accumulated
        amortization of $5,000                                                    195,000
      Security deposits                                                            15,262
                                                                              -----------
         Toal Other Assets                                                        210,262
                                                                              -----------
                                                                              $   839,843
                                                                              ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities :
      Accounts payable                                                        $   126,817
      Accrued expenses                                                             36,192
      Taxes payable - other than on income                                          6,076
      Current maturities of equipment loan payable
         and capital lease obligation                                             144,845
      Notes and loans payable                                                      70,000
                                                                              -----------
         Total Current Liabilities                                                383,930
                                                                              -----------

Noncurrent Liability:
      Equipment loan payable and
         capital lease obligation - noncurrent                                     38,538
                                                                              -----------

Commitments and Contingencies

Stockholders' Equity:
      Preferred Stock - $0.0001 par value, 5,000,000 shares authorized:
         Series A Convertible Preferred stock, 1,000 shares authorized,
         990 shares issued and outstanding, liquidation preference $990,000
      Common Stock - $0.0001 par value,
         100,000,000 shares authorized, 51,037,824 shares
         issued and outstanding                                                     5,104
      Additional paid in capital                                                1,564,868
      Accumulated deficit                                                      (1,152,597)
                                                                              -----------
         Total Stockholders' Equity                                               417,375
                                                                              -----------
                                                                              $   839,843
                                                                              ===========



The accompanying notes are an integral part of these financial statements.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                      CONSOLIDATED STATEMENT OF OPERATIONS
               DECEMBER 11, 2000 (INCEPTION) TO SEPTEMBER 30, 2001




Sales                                                              $    739,065

Cost of sales                                                           591,847
                                                                   ------------
Gross profit                                                            147,218
                                                                   ------------

Operating expenses:
             General and administrative                                 961,080
             Depreciation and amortization                               10,042
                                                                   ------------
                         Total Operating Expenses                       971,122
                                                                   ------------

Loss before other income (expense)                                     (823,904)
                                                                   ------------

Other income(expense):
             Interest income                                              5,914
             Interest expense                                            (4,607)
                                                                   ------------

                         Total Other Income(Expense)                      1,307
                                                                   ------------

Net Loss                                                               (822,597)

Dividends accreted on convertible preferred stock                      (330,000)
                                                                   ------------

Net loss attributable to common stockholders                       $ (1,152,597)
                                                                   ============

Loss per share: Basic                                              $      (0.02)
                                                                   ============

Weighted average number of common shares outstanding: Basic          62,280,893
                                                                   ============


The accompanying notes are an integral part of these financial statements.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               DECEMBER 11, 2000 (INCEPTION) TO SEPTEMBER 30, 2001



                                                                    Preferred Stock            Common Stock
                                                                  Shares       Amount       Shares         Amount
                                                                -----------   --------   -----------    -----------
Balance at December 11, 2000 (Inception)                                 --   $     --         4,000    $         4

Contribution of common shares by
             founders in connection with recapitalization                --         --        (4,000)            (4)

Recapitalization in connection with reverse
             acquisition of Cirus Telecom, Inc.                          --         --    20,701,824          2,070

Issuance of common stock in connection with
             reverse acquisition of Cirus Telecom, Inc.,
             net of related costs                                        --         --    40,000,000          4,000

Return of common stock issued in connection
             with reverse acquisition of Cirus Telecom, Inc.             --         --   (10,140,000)        (1,014)

Sale of preferred shares                                                990

Issuance of common stock for consulting services                         --         --       476,000             48

Imputed preferred stock dividend attributable to a beneficial
             conversion feature                                          --         --            --             --

Net loss for the period December 11, 2000 (inception)
             to September 30, 2001                                       --         --            --             --
                                                                -----------   --------   -----------    -----------

BALANCE AT SEPTEMBER 30, 2001                                           990   $     --    51,037,824    $     5,104
                                                                ===========   ========   ===========    ===========
[RESTUBBED]

                                                                 Additional       Stock                          Total
                                                                  Paid - in    Subscription    Accumulated    Stockholders'
                                                                   Capital      Receivable       Deficit         Equity
                                                                 -----------    -----------    -----------    -----------
Balance at December 11, 2000 (Inception)                         $        96    $      (100)   $        --    $        --

Contribution of common shares by
             founders in connection with recapitalization                (96)           100             --             --

Recapitalization in connection with reverse
             acquisition of Cirus Telecom, Inc.                      (68,752)            --             --        (66,682)

Issuance of common stock in connection with
             reverse acquisition of Cirus Telecom, Inc.,
             net of related costs                                    (62,306)            --             --        (58,306)

Return of common stock issued in connection
             with reverse acquisition of Cirus Telecom, Inc.           1,014             --             --             --

Sale of preferred shares                                                  --        990,000             --        990,000

Issuance of common stock for consulting services                     374,912             --             --        374,960

Imputed preferred stock dividend attributable to a beneficial
             conversion feature                                      330,000             --       (330,000)             0

Net loss for the period December 11, 2000 (inception)
             to September 30, 2001                                        --             --       (822,597)      (822,597)
                                                                 -----------    -----------    -----------    -----------

BALANCE AT SEPTEMBER 30, 2001                                    $ 1,564,868    $        --    ($1,152,597)   $   417,375
                                                                 ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these financial statements.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               DECEMBER 11, 2000 (INCEPTION) TO SEPTEMBER 30, 2001

Cash flows from operating activities :
             Net loss                                                                          $(822,597)
             Adjustments to reconcile net loss
                to net cash used in operating activities:
                         Noncash items:
                           Depreciation and amortization                                          10,042
                           Value of common stock issued for services received by the Company     374,959
                         Increase in :
                           Accounts receivable                                                   (27,684)
                           Prepaid expenses and other current assets                             (57,573)
                           Security deposits                                                     (15,262)
                           Accounts payable                                                      126,817
                           Accrued expenses                                                       36,192
                           Taxes payable - other than on income                                    6,076
                                                                                               ---------
             Net cash used in operating activities                                              (369,031)
                                                                                               ---------

Cash flows from investing activities :
             Purchase of plant and equipment                                                    (311,253)
             Lease acquisition costs                                                            (200,000)
             Costs in connection with merger                                                     (53,564)
                                                                                               ---------
             Net cash used in investing activities                                              (564,817)
                                                                                               ---------

Cash flows from financing activities :
             Sale of preferred stock                                                             990,000
             Advances from stockholder                                                            15,712
             Repayment to stockholder                                                            (15,712)
             Repayment of related party debt in
                         connection with recapitalization                                        (71,423)
             Repayment of equipment loan and capital lease obligation                            (54,638)
             Proceeds from notes and loans payable                                                70,000
                                                                                               ---------
             Net cash provided by financing activities                                           933,939
                                                                                               ---------

Increase in cash                                                                                      90

Cash at December 11, 2000                                                                             --
                                                                                               ---------
Cash at September 30, 2001                                                                     $      90
                                                                                               =========


The accompanying notes are an integral part of these financial statements.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
               DECEMBER 11, 2000 (INCEPTION) TO SEPTEMBER 30, 2001


Supplemental disclosure of cash flow information:
             Cash paid during the year for:
                         Interest                                         $   4,086
                                                                          =========
                         Income taxes                                     $      --
                                                                          =========

Schedule of non-cash operating activities:
             Issuance of 476,000 shares of common stock
             for consulting services                                      $ 374,960
                                                                          =========

Schedule of non-cash investing activities :
             Computer equipment and software acquired under
             equipment loan and capital lease obligation                  $ 238,022
                                                                          =========


Schedule of non-cash financing activities :
             Issuance of 40,000,000 shares of common
             stock in connection with Cirus Communications, Inc. merger   $ (58,306)
                                                                          =========

             Cancellation of 10,140,000 shares of common
             stock on cancellation of distribution agreement              $   1,014
                                                                          =========

             Imputed preferred stock dividend attributable to
             a beneficial conversion feature                              $(330,000)
                                                                          =========





The accompanying notes are an integral part of these financial statements.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001



NOTE 1.      ORGANIZATION
             ------------

                 HISTORY
                 -------

                      Cirus Telecom, Inc. ("Cirus") was incorporated in the
                 state of Delaware on August 25, 1997 under the name Sierra Madre Gold Corporation. On October 4, 1999, the name was changed to Capital One Ventures Corp. On February 9, 2001, the name was changed to Cirus Telecom, Inc. in connection with the merger discussed below. Prior to the quarter ended June 30, 2001, Cirus was a development stage company with no operations seeking a merger or acquisition of a private entity. Cirus' year-end is September 30.

                      Cirus Communications, Inc. ("Comm") was incorporated
                 in the state of Delaware on December 11, 2000 to operate as a wholesale provider of long distance and telecommunication services under the name DMS Acquisition Corp. ("DMS"). On July 26, 2001, DMS changed its name to Cirus Communications, Inc. Comm's year end is September 30.

                      Capital One Acquisition Corp. ("Capital One") was
                 incorporated in the state of Delaware on February 1, 2001 in order to facilitate the merger between Cirus and Cirus Comm. Capital One was wholly owned by Cirus.

                      Cirus Talk, Inc. ("Talk") was incorporated on January 24,
                 2001 under the name Telcorp Holdings LTD. On May 23, 2001 the name was changed to Cirus Talk, Inc. Talk is to operate as the holding and management company for companies to be wholly owned by Talk which will operate as call centers providing long distance and telecommunication services. Talk is wholly owned by Cirus. The following limited liability companies are wholly owned subsidiaries of Talk and have been formed on the following dates: CT Copiague, LLC ("Copiague") and CT Huntington, LLC ("Huntington") were formed on May 24, 2001, CT Freeport, LLC ("Freeport") was formed on June 18, 2001, CT Miami, LLC ("Miami") was formed on August 24, 2001 and CT Little Havana, LLC ("Havana") was formed on August 27, 2001. The telephone call centers commenced operations in August 2001.

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

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001




NOTE 1.      ORGANIZATION (CONTINUED)
             ------------

                 MERGER (CONTINUED)
                 ------

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

                 DESCRIPTION OF BUSINESS OPERATIONS
                 ----------------------------------

                      The Company sells telecommunications products and
                 services, including local exchange, local access, domestic and international long distance telephone, calling cards, dedicated access, and other enhanced and value-added telecommunications services.

                      The Company also operates a retail chain of telecom
                 centers which provide distribution of telecom products to the retail market. Services and products include prepaid phonecards, prepaid wireless products, prepaid home services and direct international dialing.

                      The accompanying financial statements have been prepared
                 in conformity with accounting principles generally accepted in the United States which contemplates continuation of the Company as a going concern. The Company has incurred substantial operating losses since inception of operations and as at September 30, 2001 reflects a deficiency in working capital. These conditions indicate that the Company may be unable to continue as a going concern. Management believes that it can achieve profitable operations in the future and that it can continue to raise adequate capital as may be required. However, there can be no assurance that future capital contributions and/or financing will be sufficient for the Company to continue as a going concern or that it can achieve profitable operations in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001



NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             ------------------------------------------

                 PRINCIPLES OF CONSOLIDATION
                 ---------------------------

                      The accompanying consolidated financial statements as of
                 September 30, 2001 includes the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

                 USE OF ESTIMATES
                 ----------------

                      In preparing financial statements in conformity with
                 accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenue and expenses during the reported period. Actual results could differ from those estimates.

                 ACCOUNTS RECEIVABLE
                 -------------------

                      The Company utilizes the allowance method for recognizing
                 the collectibility of its accounts receivables. The allowance method recognizes bad debt expense based on a review of the individual accounts outstanding based on the surrounding facts. As of September 30, 2001, no allowance was deemed necessary by management.

                 PLANT AND EQUIPMENT
                 -------------------

                      Plant and equipment are recorded at cost less accumulated
                 depreciation, which is provided on the straight-line basis over the estimated useful lives of the respective assets, 3 to 7 years. Expenditures for maintenance and repairs are expensed as incurred.

                      A long-term lease transaction relating to certain
                 equipment acquired by the Company has been accounted for as a capital lease in accordance with Financial Accounting Standards Board Statement No. 13. The lease obligation has been capitalized as at the beginning of the lease term, reflecting the present value of future rental payments. A corresponding amount has been capitalized as the cost of the equipment and depreciation will be charged over the five year estimated economic life of the asset when it is placed in service.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001



NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
             ------------------------------------------------------

                 REVENUE RECOGNITION
                 -------------------

                      Revenue consists of sales of branded prepaid phone cards
                 of other distributors, sales of personal identification numbers ("PINS") to wholesale distributors for use in their calling cards and fees charged for retail telephone usage including local exchange, local access, domestic and international long distance, and sales of telephonic services from Cirus owned telecom centers. Sales of PINs may be subject to a right of return and revenue from such sales is recognized when the return privilege has substantially expired or when all conditions have been met to terminate the buyers right of return, whichever occurs first. Revenue is recognized on sale of prepaid phone cards at the time of sale and at Cirus owned telecom centers upon use of telephone services.

                 INCOME TAXES
                 ------------

                      The Company accounts for income taxes under the Financial
                 Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" (SFAS
                 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                 FAIR VALUE DISCLOSURE AT SEPTEMBER 30, 2001
                 -------------------------------------------

                      The carrying value of cash, accounts receivable, accounts
                 payable and accrued expenses are a reasonable estimate of their fair value because of the short-term maturity of these instruments. The carrying value of long-term debt closely approximates its fair value based on the instruments' interest rate, terms, maturity date and collateral, if any, in comparison to the Company's incremental borrowing rates of similar financial instruments.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001



NOTE 2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
             ------------------------------------------

                 LOSS PER COMMON SHARE
                 ---------------------

                      Loss per common share is computed pursuant to Financial
                 Accounting Standards Board, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be antidilutive.


NOTE 3.      PLANT AND EQUIPMENT
             -------------------

                      Property and equipment consists of the following as of
                 September 30, 2001:

                      Computer equipment and software                 $391,366
                      Equipment acquired under capital lease            84,500
                      Office equipment                                  27,618
                      Leasehold improvements                            19,914
                      Furniture and fixtures                             5,348
                      Security equipment                                15,529
                      Automobiles                                        5,000
                                                                      --------
                                                                       549,275
                      Less: accumulated depreciation                     5,042
                                                                      --------
                                                                      $544,233

                      At September 30, 2001 the computer equipment and software
                 and the equipment acquired under the capital lease have not yet been placed into operation. Therefore, the Company has not started depreciating such equipment.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001


NOTE 4.      LEASE ACQUISITION COSTS
             -----------------------

                      On July 13, 2001, the Company purchased from a
                 distributor the lease and leaseholds of two call centers operated by the distributor. The Company paid $200,000 for the two leases ($83,500 in cash and a reduction of $116,500 of the Company's accounts receivable from a company controlled by the distributor). The leases were subsequently cancelled when the Company entered into two new leases with the landlords on August 6, 2001 and September 1, 2001, respectively. The lease acquisition costs of $200,000 are being amortized on a straight line basis over the five-year life of each of the two new leases.

NOTE 5.      EQUIPMENT LOAN PAYABLE AND CAPITAL LEASE OBLIGATION
             ----------------------------------------------------

                      On March 23, 2001 the Company entered into an agreement to acquire $215,022 of computer equipment and software. The terms of the agreement call for the following payment terms and conditions: an initial down payment of $61,500 and twelve monthly payments of $13,336 commencing April 2001. The Company has imputed interest related to this agreement at 8% per annum since no interest is stated in the agreement. The equipment loan is secured by the related computer equipment and software.

                 In addition, on March 29, 2001 the Company entered into an agreement to acquire $84,500 of computer equipment under a capital lease for 24 monthly payments of $3,825 commencing July 1, 2001.

                      Future loan principal and minimum lease payments at
                 September 30, 2001 are as follows:

                      YEAR ENDING                                               EQUIPMENT            CAPITAL
                      SEPTEMBER 30,                                               LOAN                LEASE
                                                                                 --------            --------

                            2002                                                 $106,688            $ 46,347
                            2003                                                                       34,760
                                                                                 --------            --------
                            Total minimum payments                                106,688              81,107
                            Less: Amount representing interest                      3,131               1,281
                                                                                 --------            --------

                            Present value of net minimum payments                 103,557              79,826

                            Less: Current maturities                              103,557              41,288
                                                                                 --------            --------

                            Long-term portion of equipment loan
                               payable and capital lease obligation              $                   $  38,538
                                                                                 ========            =========

                      Interest expense on equipment loan and capital lease
                 obligation for the year ended September 30, 2001 was $4,086.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001



NOTE 6.      NOTES AND LOANS PAYABLE ($70,000)
             ---------------------------------

                      On August 2, 2001 and August 10, 2001, the Company
                 received short-term financing totaling $40,000 from an unrelated company to finance its short-term cash flow requirements. The promissory notes are due and payable in 90 days and carry an interest rate of 8.5% per annum. On November 23, 2001, the Company repaid the entire balance due on both of these promissory notes. The Company recorded interest expense of $522 through September 30, 2001.

                      In June 2001, the Company purchased certain office
                 furniture and equipment for $50,000 from a company owned by its Chief Technology Officer. As of September 30, 2001, there is a balance due of $30,000, which is noninterest bearing. On November 26, 2001, the Company paid $20,000 against this loan.


NOTE 7.      PROVISION FOR INCOME TAX
             ------------------------

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

                      The only material tax effect of significant items
                 comprising the Company's current deferred tax assets as of September 30, 2001, is the Company's net operating losses "NOL's" which amounted to approximately $825,000 as of September 30, 2001. The deferred tax asset associated with the Company's NOL's amounted to approximately $420,000 as of September 30, 2001.

                      In accordance with SFAS 109, the Company has recorded a
                 100% valuation allowance for such deferred tax asset since management could not determine that it was "more likely than not" that the deferred tax asset would be realized in the future. The Company's NOL's will expire in 2021 if not utilized prior.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001



NOTE 8.      COMMITMENTS AND CONTINGENCIES

                 LEASE COMMITMENTS
                 -----------------

                      The Company leases its administrative offices under the
                 terms of a sublease with a related party at an annual rental of approximating $15,500, which expires on August 31, 2002. The Company leases space to store equipment on a month-to-month basis with annual payments approximating $7,200.

                      As at September 30, 2001, the Company is obligated under
                 the terms of five separate lease agreements for retail space to be used for its telephone call centers. The five leases are for 3 and 5 year terms expiring between May 31, 2004 and August 31, 2006.

                      The Company's approximate future minimum rentals under the non-cancelable operating leases in effect on September 30, 2001 are as follows:

                          YEAR ENDED
                         SEPTEMBER 30,
                         -------------

                             2002                               $ 135,120
                             2003                                 123,031
                             2004                                 118,629
                             2005                                 107,547
                             2006                                  73,068
                                                                ---------
                                                                $ 557,395
                                                                =========

             SIGNIFICANT CUSTOMERS
             ---------------------

                      The Company has derived approximately 56% of its revenues
                 from a related party (see note 10 "Distribution Agreement" for termination of a contract with this customer) and 44% of its revenues from four unrelated parties for the period from December 11, 2000 (date of inception) to September 30, 2001.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001



NOTE 9.      STOCKHOLDERS' EQUITY
             --------------------

                 ACQUISITION OF SUBSIDIARY
                 -------------------------

                      Pursuant to the agreement and plan of merger, dated
                 February 8, 2001, Cirus issued 40,000,000 shares of its common stock to enable its subsidiary, Capital One, to acquire and merge with Comm. In addition to the merger agreement, Cirus and the four stockholders of Comm signed a lock-up agreement in which the stockholders agreed not to sell, assign, transfer, pledge hypothecate or otherwise dispose of the Cirus shares they received in the merger until one year after the date of merger.

                 PREFERRED STOCK
                 ---------------

                      On February 6, 2001 the Board of Directors of the Company
                 adopted and created a series of preferred stock consisting of 1,000 shares designated as the Series A Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock has a liquidation preference of $1,000. The Preferred Stock is convertible into common stock at any time after the 30th calendar day the Company receives payment in full. The conversion rate is equal to $1,000 per share of preferred stock divided by 75% of the average market price of the common stock for ten days prior to the date of conversion. The conversion rate is subject to adjustment under certain circumstances. Outstanding Preferred Stock may be repurchased by the Company from holders of shares of Preferred Stock by: (i) delivering notice in writing thereof to such holders prior to the date which is one year following the date on which the Company received payment in full for the Preferred Stock and issued the Preferred Stock to a particular holder of Preferred Stock (the "Issuance Date"); and (ii) by the payment to such holders of the sum of $1,250 per share of Preferred Stock so repurchased within three (3) business days of such notice by way of wire transfer, certified check or bank draft.

                      The Company may not repurchase any shares of Preferred
                 Stock for which it has received a Conversion Notice. As a condition to the closing of the above agreement and plan of merger with Comm, Cirus sold 850 shares of the Preferred Stock for total proceeds of $850,000 to 3 entities. Subsequently, through September 30, 2001, the Company has sold an additional 140 shares of the Preferred Stock for total proceeds of $140,000. Each entity holding such shares shall only be allowed to convert preferred shares into common stock up to a maximum of 9.9% of the outstanding shares of common stock following the conversion. The calculation includes common stock beneficially owned by the entity and its affiliates.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001



NOTE 9.      STOCKHOLDERS' EQUITY (CONTINUED)
             --------------------

                 PREFERRED STOCK (CONTINUED)
                 ---------------

                      The holders of such shares are not entitled to receive any dividends. In accordance with Financial Accounting Standards Boards Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Investments", the Company has calculated the discount resulting from the beneficial conversion option available to the preferred holders (75% of market value) to be $330,000, based on the market value of common stock at the date of preferred stock issuance. The discount is being amortized from the date of issuance to the earliest conversion date and has been treated as a preferred dividend. For the period from December 11, 2000 (date of inception) to September 30, 2001 the Company recorded a preferred dividend of $330,000.

                 ISSUANCE OF COMMON STOCK FOR CONSULTING SERVICES
                 ------------------------------------------------

                      In February 2001, the Company entered into a consulting
                 agreement for investor relations services for a six month period. In exchange for the services to be rendered, the consultant was to receive 4.9% of the total issued and outstanding common stock of the Company. Due to unfulfilled performance-based representations and other issues, this agreement was terminated as of June 21, 2001. In settlement of this agreement the consultant agreed to a total of 250,000 shares of common stock, which was valued at $125,000 and the remaining previously issued shares were returned and retired by the Company. At September 30, 2001, the Company recorded $125,000 of consulting expense related to this agreement.

                      On March 30, 2001, the Company entered into a consulting
                 agreement for promotion and investor relations. In exchange for services rendered the consultant received a non-refundable commitment fee equal to 100,000 shares of the Company's common stock, which has been valued at $125,000. The Company has agreed to allow the consultant "Piggy-back Registration Rights" for the shares issued to the consultant. This allows the consultant the right to "Piggy-back" on any registration offering by the Company without cost to the consultant. In addition to the commitment fee the Company has agreed to pay $5,000 per month under this agreement. In July 2001, the Company canceled the services of the consultant. The Company has recorded to date $125,000 of consulting expense related to this agreement and an additional $15,000 paid in cash through September 30, 2001.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001




NOTE 9.      STOCKHOLDERS' EQUITY (CONTINUED)
             --------------------

                 ISSUANCE OF COMMON STOCK FOR CONSULTING SERVICES (CONTINUED)
                 ------------------------------------------------

                      On May 4, 2001, the Company entered into a consulting
                 agreement for a one-month term for marketing to new investors. In exchange for services rendered the consultant received 50,000 shares of restricted common stock, which has been valued at $67,500 and expensed as consulting fees.

                      On June 27, 2001, the Company entered into a new six
                 months consulting agreement for marketing to new investors. In exchange for services to be rendered the consultant was issued 300,000 shares of restricted common stock, which were held in escrow by the Company's attorney. This agreement was valued at $258,000. The terms of the agreement allowed the Company to cancel the agreement if it was not satisfied with the consultant's work. On August 23, 2001 this agreement was terminated. In settlement of this agreement the consultant was delivered a total of 30,000 shares of common stock, which were valued at $25,500 and its attorney returned the remaining 270,000 previously issued shares to the Company. At September 30, 2001, the Company recorded $25,500 of consulting expense related to this agreement.

                      On July 3, 2001, the Company entered into a consulting
                 agreement for a one-month term for marketing to new investors. In exchange for services rendered the consultant received 6,000 shares of restricted common stock, which has been valued at $5,400 and expensed as consulting fees.

                      On July 23, 2001, the Company entered into a consulting
                 agreement for preparation of a report for marketing to new investors. In exchange for services rendered the consultant received 20,000 shares of restricted common stock, which has been valued at $12,980 and expensed as consulting fees.

                 On July 27, 2001, the Company entered into a one year consulting agreement for services in connection with the Company's public relations and investor relations. In exchange for services rendered the consultant received 20,000 shares of restricted common stock, which has been valued at $13,580. As of September 30, 2001, the Company has expensed $2,263 as consulting expense and $11,317 is being carried as prepaid.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001




NOTE 9.       STOCKHOLDERS' EQUITY (CONTINUED)
              --------------------

                 COMMON STOCK SPLIT
                 ------------------

                       On March 30, 2001, the stockholders voted to increase the
                 authorized number of shares of common stock from 30,000,000 to 100,000,000 and to effect a four for one forward split of the Company's outstanding common stock to all shareholders of record as of April 6, 2001. The number of shares of common stock outstanding increased from 15,237,956 to 60,951,824. A total of $4,571 was reclassified from the Company's additional paid in capital account to the Company's common stock account. All share and per share amounts have been restated to retroactively reflect the stock split.



NOTE 10.      RELATED PARTY TRANSACTIONS
              --------------------------

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

                       As a result of the agreement and plan of merger, the
                 chief executive officer now owns 16.5% of Cirus and the company owned by the chief technology officer now owns 15.2% of Cirus. For the period from December 11, 2000 (date of inception) to September 30, 2001, the Company has recorded $140,250 of officers' salaries under these agreements.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001





NOTE 10.      RELATED PARTY TRANSACTIONS (CONTINUED)
              --------------------------

                  DISTRIBUTION AGREEMENT
                  ----------------------

                       On February 6, 2001, Comm entered into a distribution
                  agreement with a company (the "distributor") that owned 27% of Comm prior to the merger. The agreement was for two years with an option to renew for an additional year at the end of the initial term. As a result of the merger, the distributor owned 17.8% of Cirus. The distribution agreement provided the distributor the right to purchase long distance and telecommunications services from Comm for the purpose of distributing prepaid calling cards.

                       On September 28, 2001, pursuant to a release agreement,
                  the Company and the distributor mutually agreed to release each other of their obligations as provided in the Distribution Agreement dated February 6, 2001, the Agreement and Plan of Merger dated February 8, 2001 and a Telecommunications Service Agreement dated January 16, 2001. Consequently, the distributor returned 10,140,000 shares of the Company's common stock received by the distributor pursuant to the Agreement and Plan of Merger. The Company subsequently retired the shares received.

                       In addition, during the period December 11, 2000
                  (inception) to September 30, 2001, the Company purchased approximately $115,000 of phone cards from the aforementioned distributor.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                      (FORMERLY CAPITAL ONE VENTURES CORP.)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        FOR THE PERIOD DECEMBER 11, 2000
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001





NOTE 11.      SUBSEQUENT EVENTS
              -----------------

                      On October 2, 2001, the Company issued 10 shares of its
                  Series A Convertible Preferred stock and received $10,000.

                      On October 2, 2001 the Board of Directors of the Company
                  adopted and created a series of preferred stock consisting of 1,000 shares designated as the Series B Convertible Preferred Stock ("Preferred B"). Each share of Preferred B stock has a liquidation preference of $1,000. The Preferred B stock is convertible into common stock at any time after the 30th calendar day the Company receives payment in full. The conversion rate is equal to $1,000 per share of preferred stock divided by 75% of the average market price of the common stock for ten days prior to the date of conversion. The conversion rate is subject to adjustment under certain circumstances. Outstanding Preferred B stock may be repurchased by the Company from holders of shares of Preferred B stock by: (i) delivering notice in writing thereof to such holders prior to the date which is one year following the date on which the Company received payment in full for the Preferred B stock and issued the Preferred B stock to a particular holder of Preferred B stock (the "Issuance Date"); and (ii) by the payment to such holders of the sum of $1,250 per share of Preferred B stock so repurchased within three (3) business days of such notice by way of wire transfer, certified check or bank draft. The Company has agreed to allow the Preferred B shareholders "Piggy-back Registration Rights" for the shares converted to common stock. This allows the shareholder the right to "Piggy-back" on any registration offering by the Company without cost to them. Between October 1, 2001 and January 14, 2002, 385 Preferred B shares were issued by the Company and the Company received $385,000.

                      On November 14, 2001, the Company renegotiated its
                  equipment loan dated March 23, 2001 with the supplier, wherein the then outstanding balance of $99,188, plus a service contract of $17,053 through June 2002 (aggregating $116,241) will be payable in 15 monthly installments of $8,100, including interest. The first payment is due on December 1, 2001.

                      On November 15, 2001, the Company entered into a one year
                  agreement for services in connection with the development of its website and maintenance. In exchange for services rendered the consultant received 300,000 shares of restricted common stock, which has been valued at $126,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On February 23, 2001, in connection with the Acquisition, the Company notified N.I. Cameron Inc., its independent public accountants, that the Company was terminating the services of N.I. Cameron Inc., effective as of February 28, 2001. The Company's sole member of the Board of Directors approved such decision.

         During the time that N.I. Cameron Inc. was the Company's principal independent auditor, N.I. Cameron Inc. never issued a report on the financial statements of the Company which contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during the time that N.I. Cameron Inc. were the Company's principal accountants, there were no disagreements within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of N.I. Cameron Inc., would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

         On April 25, 2001, the Company, notified Friedman, Alpren & Green LLP, its independent public accountants, that the Company was terminating its services, effective as of that date. The Company's Board of Directors approved such decision.

         During the two most recent fiscal years and the subsequent interim period preceding April 25, 2001, Friedman Alpren & Green LLP never issued a report on the financial statements of the Company which contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Furthermore, during the two most recent fiscal years and the subsequent interim period preceding April 25, 2001, there were no disagreements with Friedman Alpren & Green LLP within the meaning of Instruction 4 to Item 304 of Regulation S-B under the Securities Exchange Act of 1934 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Friedman Alpren & Green LLP, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement in connection with any report they might have issued.

On April 25, 2001, the Company engaged Massella, Tomaro & Co., LLP, as its independent public accountants. The Company did not previously consult with Massella, Tomaro & Co., LLP regarding any matter, including but not limited to:

         - the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or
         - any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

         On December 20, 2001,the Company notified Massella, Tomaro & Co., LLP, its independent public accountants, that the Company was terminating its services, effective as of that date. The Company's Board of Directors approved such decision.

         On December 21, 2001, the Company engaged Freeman & Davis LLP, as its independent public accountants. The Company did not previously consult with Freeman & Davis LLP regarding any matter, including but not limited to:

         - the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or
         - any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-B).

                                    PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         The following persons are our executive officers and directors as of the date hereof:

NAME                  AGE      OFFICES HELD
----                  ---      ------------
Amar Bahadoorsingh    31       Chief Executive Officer, Chief Financial Officer,
                                    President and Director

Kashif Syed           28       Vice-President, CTO and Director


         AMAR BAHADOORSINGH. Mr. Bahadoorsingh has been our Chairman, Chief Executive Officer and a director of ours since February 2001. Prior to his appointment at Cirus Mr. Bahadoorsingh was the President of 9278 Communications, Inc. and iLink Telecom, Inc. Mr. Bahadoorsingh holds a Bachelor of Arts degree in Sociology from the University of Western Ontario located in London, Ontario, Canada and a Master's of Business Administration degree from Queen's University, located in Kingston, Ontario, Canada, with a focus on management and marketing strategy.

         KASHIF SYED. Mr. Syed has been our Vice-President, Chief Technical Officer and our director of ours since December 1999. From the period 1996 to his appointment at Cirus, Mr. Syed was Chief Executive Officer of TCI Telecom, Inc. based in Flushing, New York. TCI specialized in the sale and deployment of telecommunications equipment and software. Mr. Syed maintained the relationships with and supported 12 Telco networks. He was responsible for planning and strategizing LAN's and WAN's, as well as maintaining and managing the technical division and the training of new and existing clients on telephony applications. Previous to this position, he was the Chief Operation Officer for Universal Network Solutions during the period 1992-1995. He managed a client-base of approximately 300 people in conjunction with managing 16 employees and was responsible for the deployment of and the termination through IPL's (International phone lines) and the implementation of billing and accounting package as well as training staff therein to ensure growth and profitability. Mr. Syed was enrolled in the Bachelor of Business Administration program at Century University. Mr. Syed resigned all positions with the Company as of December 19, 2001.

Board of Directors

         All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our executive officers are elected annually by the Board of Directors to hold office until the first meeting of the Board following the next annual meeting of stockholders and until their successors are chosen and qualified.

Directors' Compensation

         We reimburse our directors for expenses incurred in connection with attending Board meetings but we do not pay director's fees or other cash compensation for services rendered as a director.


ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation

         Set forth below is the aggregate compensation for services rendered in all capacities to us during our fiscal years ended September 30, 2001, for our Chief Executive Officer and Chief Technical Officer. No other executive officer of ours had compensation in excess of $100,000 during the fiscal year ended September 30, 2001.

SUMMARY COMPENSATION TABLE

                                                      LONG-TERM
                         ANNUAL COMPENSATION          COMPENSATION AWARDS
                         -------------------          -------------------
NAME AND
PRINCIPAL                           ANNUAL                                   SECURITIES UNDERLYING
POSITION                 YEAR       SALARY          BONUS      OTHER          OPTIONS/SARS
--------                 ----       ------          -----      -----          ------------
Amar Bahadoorsingh,
Chairman and Chief       2001       $ 90,000       $   --     $   --
Executive Officer
--
Kashif Syed              2001      $ 108,000       $   --     $   --
CTO and Director

         We did not grant any stock options to the named directors and officers in 2001.

EMPLOYMENT AGREEMENTS

Contract with Amar Bahadoorsingh

         On January 13, 2001, DMS Acquisition Corp., the predecessor to Cirus Telecom, Inc., entered into an Employment Agreement with Amar Bahadoorsingh. Under the terms of this agreement, Mr. Bahadoorsingh will serve as our Chairman of the Board and Chief Executive Officer for an initial term of two years. Pursuant to the agreement, Mr. Bahadoorsingh receives a base salary of $90,000 during his first year of employment, and $120,000 during his second year. In addition, during each year of employment Mr. Bahadoorsingh shall receive cash bonuses and stock option grants in amounts to be determined by our Board of Directors. Mr. Bahadoorsingh is also entitled to participate in all plans adopted for the general benefit of our employees and executive employees.

Contract with Kashif Syed

         On January 13, 2001, DMS Acquisition Corp., the predecessor to Cirus Telecom, Inc., entered into an Employment Agreement with Kashif Syed. Under the terms of this agreement, Mr. Syed will serve as our Chief Technology Officer and Director for an initial term of two years. Mr. Syed resigned from all positions with the Company and terminated his employment agreement with the consent of the Company on December 19, 2001.

         Pursuant to the agreement, Mr. Syed received a base salary of $108,000 during his first year of employment, and was entitled to $120,000 during his second year. In addition, during each year of employment Mr. Syed was entitled to receive cash bonuses and stock option grants in amounts to be determined by our Board of Directors. Mr. Syed was also entitled to participate in all plans adopted for the general benefit of our employees and executive employees.

Limitation of Liability and Indemnification Matters

         Article nine of our certificate of incorporation provides that the personal liability of our directors will be eliminated to the fullest extent permitted by the provisions of paragraph (7) of subsection (b) of ss.102 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented.

         Article ten of our certificate of incorporation provides that we will, to the fullest extent permitted by the provisions of the General Corporation Law of the State of Delaware, as now or hereafter in effect, indemnify all persons whom we may indemnify under such provisions. The indemnification provided by this section shall not limit or exclude any rights, indemnities or limitations of liability to which any person may be entitled, whether as a matter of law, under our bylaws, by agreement, vote of our stockholders or disinterested directors, or otherwise. Except as specifically required by the General Corporation Law of the State of Delaware, as the same exists or may be amended, none of our directors of will be liable to us or our stockholders for monetary damages for breach of his or her fiduciary duty as a director. No amendment to or repeal of this provision of our certificate of incorporation will apply to or have any effect on the liability or alleged liability of any director for or with respect to any acts or omissions of that director occurring prior to the amendment or repeal.

         Under Section 145 of the Delaware General Corporation Law, we have the power, under certain circumstances, to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or contemplated action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer, employee or agent of ours, or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses, including attorneys' fees, and judgments against, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, that type of indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by (i) each of our directors,
(ii) our named executive officer, (iii) each person known by us to be the owner of more than 5% of our outstanding shares of common stock and (iv) all executive officers and directors as a group.

         Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner or securities that can be acquired by such person within 60 days from the date of this prospectus upon exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that all options, warrants or convertible securities that are held by that person, but not those held by any other person, and which are exercisable within 60 days of the date of this prospectus have been exercised and converted. This table assumes a base of 51,820,890 shares of common stock outstanding as of the date hereof, before any consideration is given to outstanding options, warrants or convertible securities.

         Unless otherwise noted, the address for each of the persons listed below is: c/o Cirus Telecom, Inc. 43-06 Main St. Flushing, NY 11355

            The following sets forth the current beneficial ownership of the Company's common stock:

Name of                                         Shares of               Percent
Beneficial Owner                               Common Stock             of Class
----------------                              ------------              --------

Amar Bahadoorsingh                             10,000,000                 19.3%

Universal Network
Solutions, Inc.                                 9,200,000                 17.7%

Kashif Syed                                     9,200,000 (1)             17.7%

Hansa Capital Corp.                            10,000,000                 19.3%

All officers and directors (2 persons)         19,200,000                 37%

(1.)     Represents shares beneficially owned by Mr. Syed as the owner of all of the issued and outstanding capital stock of Universal Network Solutions, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         From the inception of DMS Acquisition Corp. until September 28, 2001, Cirus Telecom, Inc. was doing business with 9278 Communications, Inc. an original shareholder of DMS Acquisition Corp. and an owner to that point, of 10,800,000 shares of Cirus Telecom, Inc. common stock. Cirus had a contract to provide 9278 with $24 million of telecom services. This contract was subsequently cancelled.

         Universal Network Solutions, Inc. is a corporation owned by one of the directors and officers of Cirus Telecom, Inc. This company has provided consulting services to Cirus.

         ABDE Holdings, Inc. is a corporation owned by one of the directors and officers of Cirus Telecom, Inc. This company has provided consulting services to Cirus.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 10-KSB.

         Exhibit No.                 Exhibit
         -----------                 -------
         3.1      Certificate of Incorporation, as amended to date
         3.2      Certificate of Designation of Series A Preferred Stock
         3.3      Certificate of Designation of Series B Preferred Stock
         3.2      Bylaws
         4.1      Specimen stock certificate
        10.1      Employment Agreement between the Company and
                  Amar Bahadoorsingh
        10.2 Telecommunications services agreement between THC Internet Solutions, Inc. and the Company, dated as of May 22, 2000

                                   Signatures

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   January 16, 2002

                         CIRUS TELECOM, Inc.


                         By:   /s/  AMAR BAHADOORSINGH
                         ------------------------------------------------------
                                    Amar Bahadoorsingh, President and
                                    Chief Executive Officer
                                    (Principal Executive and Accounting Officer)



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ AMAR BAHADOORSINGH     President, Chief Executive Officer   January 16, 2002
----------------------     and Director
Amar Bahadoorsingh