Form 10QSB
period 2001-12-31
CIRUS TELECOM INC
filed 2002-02-21
CIK 1098307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2001

[ ]  TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 for the Transition Period from ____________ TO ____________.

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

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of December 31, 2001, there were 51,337,824 shares of Common Stock, par value $.0001 per share, issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    CONTENTS



                                                                         Page
                                                                        number

Consolidated balance sheet at December 31, 2001  (unaudited)
and September 31, 2001 (audited)                                            3

Consolidated statements of operations for the three months
ended December 31, 2001 (unaudited) and for the period
December 11, 2000 (date of inception) to December 31, 2000 (unaudited)      5

Consolidated statements of cash flows for the three months ended
March 31, 2001 (unaudited) and for the period
December 11, 2000 (date of inception) to December 31, 2000 (unaudited)      6

Consolidated statement of stockholders' equity for
the three months ended December 31, 2001 (unaudited)                        7


Notes to consolidated financial statements                                  8

                      CIRUS TELECOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                 DECEMBER 31,     SEPTEMBER 30,
                                                                                    2001             2001
                                                                                    ----             ----
CURRENT ASSETS

   Cash                                                                          $     7,285      $        91
   Accounts receivable                                                                 2,369           27,684
   Prepaid expense and other current assets                                           68,046           57,573
                                                                                 -----------      -----------
     TOTAL CURRENT ASSETS                                                             77,700           85,348
                                                                                 -----------      -----------

PLANT AND EQUIPMENT - NET                                                            609,303          544,233
                                                                                 -----------      -----------

OTHER ASSETS

   Lease acquisition costs, net of accumulated amortization
      of $15,000 and $5,000, respectively                                            185,000          195,000
   Security deposits                                                                  15,262           15,262
                                                                                 -----------      -----------
     TOTAL OTHER ASSETS                                                              200,262          210,262
                                                                                 -----------      -----------




                                                                                 $   887,265      $   839,843
                                                                                 ===========      ===========

The accompanying notes are an integral part of these financial statements

                      CIRUS TELECOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                 DECEMBER 31,     SEPTEMBER 30,
                                                                                    2001             2001
                                                                                    ----             ----
CURRENT LIABILITIES

   Accounts payable                                                              $   212,234      $   126,817
   Accrued expenses                                                                   18,933           36,192
   Taxes payable - other than on income                                                5,830            6,076
   Current maturities of equipment loan payable and capital
      lease obligation                                                               150,078          144,845
   Notes and loans payable                                                            10,000           70,000
                                                                                 -----------      -----------
     TOTAL CURRENT LIABILITIES                                                       397,075          383,930
                                                                                 -----------      -----------
NONCURRENT LIABILITY

   Equipment loan payable and capital lease obligation - noncurrent                   27,333           38,538
                                                                                 -----------      -----------
STOCKHOLDERS' EQUITY
   Preferred Stock - $0.0001 par value, 5,000,000 shares authorized:

      Series A Convertible Preferred Stock, 1,000 shares authorized,
         1,000 shares issued and outstanding at December 31, 2001, liquidation preference $1,000,000
         990 shares issued and outstanding at September 30, 2001, liquidation preference $990,000

      Series B Convertible Preferred Stock, 1,000 shares authorized,
         395 shares issued and outstanding at December 31, 2001
         liquidation preference $395,000

   Common stock - $0.0001 par value:
      Authorized 100,000,000 shares
      Issued and outstanding 51,337,824 shares
      and 51,037,824, respectively                                                     5,134            5,104
   Additional paid-in capital                                                      2,230,838        1,564,868
   Accumulated deficit                                                            (1,662,865)      (1,152,597)
                                                                                 -----------      -----------
                                                                                     573,107          417,375
   Less: Unamortized portion of consulting fee
                paid by issuance of common stock                                    (110,250)            --
                                                                                 -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY                                                      462,857          417,375
                                                                                 -----------      -----------
                                                                                 $   887,265      $   839,843
                                                                                 ===========      ===========

The accompanying notes are an integral part of these financial statements

                      CIRUS TELECOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                  DECEMBER 11,
                                                              THREE MONTHS       2000 (DATE OF
                                                                 ENDED           INCEPTION TO
                                                              DECEMBER 31,       DECEMBER 31,
                                                                  2001               2000

SALES                                                        $    109,843       $         --

COST OF SALES                                                      83,638
                                                             ------------

GROSS PROFIT                                                       26,205
                                                             ------------
OPERATING EXPENSES
   General and administrative expenses                            357,781
   Depreciation and amortization                                   42,405
                                                             ------------
TOTAL OPERATING EXPENSES                                          400,186
                                                             ------------
LOSS BEFORE OTHER INCOME (EXPENSE)                               (373,981)

OTHER INCOME (EXPENSE) - INTEREST EXPENSE                          (1,287)
                                                             ------------
NET LOSS                                                         (375,268)

DIVIDENDS ACCRETED ON CONVERTIBLE
   PREFERRED STOCK                                               (135,000)
                                                             ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                 $   (510,268)      $         --
                                                             ============       ============


LOSS PER SHARE: BASIC                                        $      (0.01)      $         --
                                                             ============       ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
   OUTSTANDING: BASIC                                          51,137,824
                                                             ============


The accompanying notes are an integral part of these financial statements

                      CIRUS TELECOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                  DECEMBER 11,
                                                               THREE MONTHS      2000 (DATE OF
                                                                   ENDED         INCEPTION TO
                                                                DECEMBER 31,     DECEMBER 31,
                                                                   2001              2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $(375,268)        $      --
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Noncash items:
            Depreciation                                           32,404
            Amortization                                           10,000
            Value of common stock issued and amortized for
               services received by the Company                    15,750
         (Increase) decrease in assets:
             Accounts receivable                                   25,315
             Prepaid expenses                                     (10,473)
          Increase (decrease) in liabilities:
            Accounts payable                                       85,417
            Accrued expenses                                      (17,259)
            Taxes payable - other than on income                     (246)
                                                                ---------
NET CASH USED IN OPERATING ACTIVITIES                            (234,360)
                                                                ---------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of plant and equipment                                (92,493)
                                                                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of preferred stock                                        405,000
   Repayment of equipment loan and capital lease obligation       (10,953)
   Repayment of notes and loans payable                           (60,000)
                                                                ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         334,047

INCREASE IN CASH                                                    7,194

CASH AT BEGINNING OF PERIOD                                            91
                                                                ---------
CASH AT END OF PERIOD                                           $   7,285         $      --
                                                                =========         =========


                                   (CONTINUED)

The accompanying notes are an integral part of these financial statements.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

                                                                                      DECEMBER 11,
                                                                    THREE MONTHS     2000 (DATE OF
                                                                        ENDED        INCEPTION TO
                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        2001             2000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                       $   1,287        $      --
                                                                     =========        =========
      Income taxes                                                   $   2,336        $      --
                                                                     =========        =========


SCHEDULE OF NON-CASH OPERATING ACTIVITIES:
   Issuance of 300,000 shares of common stock for
      consulting services                                            $ 126,000        $      --
                                                                     =========        =========


SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
   Computer equipment acquired under equipment loan
      obligation                                                     $   4,981        $      --
                                                                     =========        =========


SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
   Imputed preferred stock dividend attributable to a beneficial
      conversion feature                                             $(135,000)       $      --
                                                                     =========        =========



The accompanying notes are an integral part of these financial statements.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED DECEMBER 31, 2001
                                   (UNAUDITED)


                                                                PREFERRED STOCK                  COMMON STOCK            ADDITIONAL
                                                                --------------                   ------------              PAID-IN
                                                             SHARES        AMOUNT          SHARES           AMOUNT         CAPITAL
                                                             ------        ------          ------           ------         -------
BALANCE AT OCTOBER 1, 2001                                       990     $                51,037,824     $     5,104     $ 1,564,868

SALE OF PREFERRED SHARES
   Series A                                                       10                                                          10,000
   Series B                                                      395                                                         395,000

ISSUANCE OF COMMON STOCK FOR
   CONSULTING SERVICES                                                                       300,000              30         125,970

IMPUTED PREFERRED STOCK DIVIDEND ATTRIBUTABLE
   TO A BENEFICIAL CONVERSION FEATURE                                                                                        135,000

NET LOSS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
                                                         -----------     -----------     -----------     -----------     -----------

BALANCE AT DECEMBER 31, 2001                                   1,395     $                51,337,824     $     5,134     $ 2,230,838
                                                         ===========     ===========     ===========     ===========     ===========

[restubbed table]
                                                                          UNAMORTIZED
                                                                           PORTION OF          TOTAL
                                                          ACCUMULATED      CONSULTING      STOCKHOLDERS'
                                                            DEFICIT           FEE              EQUITY
                                                            -------           ---              ------
BALANCE AT OCTOBER 1, 2001                               $(1,152,597)     $                $   417,375

SALE OF PREFERRED SHARES
   Series A                                                                                     10,000
   Series B                                                                                    395,000

ISSUANCE OF COMMON STOCK FOR
   CONSULTING SERVICES                                                       (110,250)          15,750

IMPUTED PREFERRED STOCK DIVIDEND ATTRIBUTABLE
   TO A BENEFICIAL CONVERSION FEATURE                       (135,000)

NET LOSS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001       (375,268)                         (375,268)
                                                         -----------      -----------      -----------

BALANCE AT DECEMBER 31, 2001                             $(1,662,865)     $  (110,250)     $   462,857
                                                         ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------


The accompanying unaudited consolidated financial statements of Cirus Telecom Inc. and subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended September 30, 2001, included in the Company's Form 10-KSB as filed with the SEC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of the management, considered necessary for a fair presentation of results for the interim period. Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of business
------------------

The Company sells telecommunications products and services, including domestic and international long distance telephone, prepaid phonecards, dedicated access, and other enhanced and value added telecommunication services.

The Company also operates a retail chain of telecom centers, which provide distribution of telecom products to the retail market. Services and products include prepaid phonecards, prepaid wireless products, and prepaid home services and direct international dialing.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements as of December 31, 2001 includes the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Revenue recognition
-------------------

Revenue consists of sales of branded prepaid phonecards of other distributors, sales of personal identification numbers ("PINS") to wholesale distributors for use in their calling cards and fees charged for retail telephone usage including domestic and international long distance, and sales of telephonic services from Cirus owned telecom centers. Sales of PINs may be subject to a right of return and revenue from such sales is recognized when the return privilege has substantially expired or when all conditions have been met to terminate the buyers right of return, whichever occurs first. Revenue is recognized on sale of prepaid phonecards at the time of sale and at Cirus owned telecom centers upon use of telephone services.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

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

Accounts receivable
-------------------

The Company utilizes the allowance method for recognizing the collectibility of its accounts receivable. The allowance method recognizes bad debt expense based on reviews of the individual accounts outstanding based on the surrounding facts. As of December 31, 2001, no allowance was deemed necessary by management.

Plant and equipment
-------------------

Plant and equipment are recorded at cost less accumulated depreciation, which is provided on the straight-line basis over the estimated useful lives of the respective assets, 3 to 7 years. Expenditures for maintenance and repairs are expensed as incurred.

A long-term lease transaction relating to certain equipment acquired by the Company has been accounted for as a capital lease in accordance with Financial Accounting Standards Board Statement No. 13. The lease obligation has been capitalized as at the beginning of the lease term, reflecting the present value of future rental payments. A corresponding amount has been capitalized as the cost of the equipment and depreciation is charged over the five year estimated economic life of the asset.

Long-lived assets
-----------------

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

Lease acquisition costs
-----------------------

Lease acquisition costs are capitalized and are amortized on a straight-line basis over the five year life of the leases.

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

NOTE  3 - LOSS PER COMMON SHARE
-------------------------------

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

NOTE  4- GOING CONCERN
----------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses from operations and has deficiencies in working capital and stockholders' equity at December 31, 2001, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - EQUIPMENT LOAN PAYABLE AND CAPITAL LEASE OBLIGATION
------------------------------------------------------------

In the fiscal year ended September 30, 2001, the Company had entered into an agreement to acquire $215,022 of computer equipment and software. The terms of the agreement called for the following payment terms and conditions: an initial down payment of $61,500 and twelve monthly payments of $13,336 commencing April 2001. In the quarter ended December 31, 2001, the Company renegotiated this equipment loan with the supplier, wherein the outstanding balance of $99,188, plus the cost of a service contract of $17,053 through June 2002, for an aggregate amount of $116,241, became payable in 15 monthly installments of $8,100, including interest. The first payment was payable on December 1, 2001.The equipment loan is secured by the related computer equipment and software.

The Company entered into an agreement during the fiscal year ended September 30, 2001 to acquire $84,500 of computer equipment under a capital lease for 24 monthly payments of $3,825 commencing July 1, 2001.

Interest expense on equipment loans and capital lease obligations for the three months ended December 31, 2001 was $1,031.

NOTE  6 - STOCKHOLDERS' EQUITY
------------------------------

Preferred Stock
---------------

     A - Series A Convertible Preferred Stock
     ----------------------------------------

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

     During the fiscal year ended September 30, 2001, the Company sold 990 shares of the Preferred Stock for total proceeds of $990,000. During the quarter ended December 31, 2001, the Company has sold an additional 10 shares of Preferred Stock for total proceeds of $10,000.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  6 - STOCKHOLDERS' EQUITY (Continued)
------------------------------------------

Preferred Stock (Continued)
---------------------------

     B - Series B Convertible Preferred Stock
     ----------------------------------------

     On October 2, 2001 the Board of Directors of the Company adopted and created a series of preferred stock consisting of 1,000 shares designated as the Series B Convertible Preferred Stock ("Preferred B"). Each share of Preferred B has a liquidation preference of $1,000. The Preferred B is convertible into common stock at any time after the 30th calendar day the Company receives payment in full. The conversion rate is equal to $1,000 per share of preferred stock divided by 75% of the average market price of the common stock for ten days prior to the date of conversion. The conversion rate is subject to adjustment under certain circumstances. Outstanding Preferred B may be repurchased by the Company from holders of shares of Preferred B by: (i) delivering notice in writing thereof to such holders prior to the date which is one year following the date on which the Company received payment in full for the Preferred B and has issued the Preferred B to a particular holder of Preferred B (the "Issuance Date"); and (ii) by the payment to such holders of the sum of $1,250 per share of Preferred B so repurchased within three (3) business days of such notice by way of wire transfer, certified check or bank draft. The Company has agreed to allow the preferred B shareholders "Piggy-back Registration Rights" for the shares converted to common stock. This allows the shareholder the right to "Piggy-back" on any registration offering by the Company without cost to them.

     During the quarter ended December 31, 2001, the Company issued 395 Preferred B shares and received $395,000.

                               * * * * * * * * * *

The holders of preferred shares are not entitled to receive any dividends. In accordance with Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Investments", the Company has calculated the discount resulting from the beneficial conversion option available to the preferred holders (75% of market value) to be $3,333 for Series A Convertible Preferred Stock and $131,667 for Series B Convertible Preferred Stock, for the three months ended December 31, 2001, based on market value of common stock at the date of preferred stock issuance. The discount is being amortized from the date of issuance to the earliest conversion date and has been treated as a preferred dividend. For the three months ended December 31, 2001 the Company recorded a preferred dividend of $135,000.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6 - STOCKHOLDERS' EQUITY (Continued)
------------------------------------------

Common Stock
------------

     Issuance of Common Stock for Consulting Services
     ------------------------------------------------

     On November 15, 2001, the Company entered into a one year agreement for services in connection with the development of its website and maintenance. In exchange for services rendered the consultant received 300,000 shares of restricted common stock, which has been valued at $126,000.

NOTE 7 - RELATED PARTY TRANSACTIONS
-----------------------------------

On February 8, 2001, the Company entered into employment agreements with two key officers/shareholders, the chief executive officer and president and the chief technology officer. The employment agreements are for a term of two years with annual salaries of $90,000 and $108,000, respectively, for the first year and $120,000 each for the second year. On December 19, 2001, the chief technology officer resigned from the Company. As of December 31, 2001, the Company has accrued $15,186 in unpaid salary to this officer. The chief executive officer has agreed to forego unpaid salary of $30,000 through September 30, 2001 and waive salary for the quarter ended December 31, 2001.

NOTE 8 - SUBSEQUENT EVENT
-------------------------

On January 22, 2002, the Company entered into an Agreement and Plan of Merger with THC Merger Corp., a wholly-owned Delaware corporation formed on January 9, 2002 by the Company ("Subsidiary"), THC Internet Solutions, Inc., a Delaware corporation ("THC"), Jeffrey L. Cook ("Cook"), Fanny Lewandowski ("Lewandowski"), Kevin Moran ("Moran"), and Angel Arias ("Arias")(Cook, Lewandowski, Moran and Arias are collectively referred to as the "THC Stockholders"). Pursuant to the terms of the Agreement and Plan of Merger which closed on January 22, 2002, the Subsidiary acquired all of the issued and outstanding shares of capital stock of THC from the THC Stockholders in exchange for an aggregate of 71,025,145 newly issued shares ("Initial Acquisition Shares") of the Company's common stock (the "Acquisition"). Concurrently with the Acquisition, THC was merged with and into Subsidiary. As a condition to the Acquisition, the Company's sole director prior to the transaction is required to appoint Kevin Moran and Angel Arias as members of the Company's Board of Directors. The Company's current member of the Board of Directors, Amar Bahadoorsingh, will remain a director.

                      CIRUS TELECOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 8 - SUBSEQUENT EVENT (Continued)
-------------------------------------

Concurrently with the Acquisition, and as a condition thereof, certain of the Company's principal stockholders returned shares of the Company's common stock to the Company, without compensation. Amar Bahadoorsingh and Hansa Capital Corp. each returned 8,500,000 shares, and Universal Network Solutions, Inc. returned 8,200,000 shares.

In the event the Company does not raise $1,000,000 of gross proceeds from the sale or sales of equity securities of the Company on or before the 90th day following the filing of a Form 8-K report containing all of the audited financial statements of THC and proforma financial information required under Regulation S-B (the "Measurement Date"), the Company will issue the number of additional Company common shares to the THC stockholders, in the proportion that each THC stockholder received Initial Acquisition Shares, determined by subtracting the amount of gross proceeds raised from $1,000,000 and dividing the resulting sum by average closing bid prices for such shares for the ten trading days preceding the Measurement Date. Such Additional Acquisition Shares will be issued and delivered to the THC Stockholders within five business days of the Measurement Date, fully paid and free of any liens and shall be deemed to be part of the initial consideration for the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's products, fluctuations in pricing for products distributed by the Company and products offered by competitors, as well as general conditions of the telecommunications marketplace.

OVERVIEW

         Cirus Telecom, Inc. ("Cirus") is a full-service telecommunications company whose focus is on distributing integrated telephone services in the emerging competitive carrier industry. We offer an integrated set of telecommunications products and services, including local exchange, local access, domestic and international long distance telephone, calling cards, dedicated access, and other enhanced and value-added telecommunications services tailored to meet the needs of our customers and the growing marketplace demand from small and medium-sized businesses for reliability and quality of service.

         In August 2001, Cirus Telecom, Inc. added its "Cirus Talk" multi-service telecom center subsidiary. This division owns and operates a retail chain of "Internet and Calling Cafes" catering to ethnic customers. These centers allow the distribution of telecom products to the underserved retail niche that Cirus has identified in the telecom marketplace. Services and products include prepaid phonecards, prepaid wireless products, prepaid home services and direct international dialing.

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

         The Company began operations in the third quarter of the fiscal year ended September 30, 2001 and as such; we believe period-to-period comparisons of operations are not meaningful and should not be relied upon as indicators of future performance. We also believe our historical growth rates are not indicative of future growth rates.

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

         Cirus' service offering allows us to lease from the incumbent local exchange carriers ("ILECs"), on an as-needed basis, multiple unbundled network elements and combine them into our own full service platform. We lease a combination of network elements, including the local loop, a network interface device where the local loop terminates at the customer's premises, a switch port that connects the local loop to the ILEC's switch, the switching functionality of the ILEC's switch, and the transport of telephone calls between ILEC switches for local calls, or to a long distance telephone company's point-of-presence for a long distance call. We have chosen this platform to grow our customer base because it allows us to rapidly enter new markets with minimal capital expenditures. For example, we can build a customer base without deploying either a local switch in every location that we decide to grow into, or create the last-mile infrastructure. Generally, instead of buying and maintaining our own equipment in the field, we utilize the reliable equipment owned by the ILECs and focus our resources on building a customer base. Cirus believes in creating a centralized switching facility with interconnections and gateways at the partner's facility.

         In March of 2001 Cirus purchased a switch from NACT Telecommunications, Inc. a leading telecom hardware producer. This switch was operational at the beginning of October 2001. This increased the telecom capacity of Cirus by 20,000,000 minutes per month. Cirus will utilize this switch to run prepaid phonecard programs for various distributors of such cards, wholesaling long-distance minutes and providing call-termination into the United States.

         The margins on switched telecom products vary on several factors, but most importantly based on the relationships with direct providers both domestically and internationally. Cirus deals with both the incumbent PTTs and Secondary Network Operators (SNOs) in international locations. The logic behind choosing a provider is based upon costs and service reliability. As the NACT switch is operational, Cirus is endeavoring to place direct lines into as many international locations as possible, thereby creating the most direct route to the country in question.

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

         Our plan for the growth of our telecommunications division includes an aggressive strategy to obtain as many new local and international access lines as our cash resources allow. We will need to expend cash and incur additional losses before we are able to grow our telecommunications business to a profitable level. We will need to seek additional financing to provide us with sufficient liquidity to grow our business and carry out many of our expansion plans. However, there can be no assurance that we will be able to obtain such funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us.

Cirus Talk Multi-Service Communications Centers:

         As reported above, Cirus added its "Cirus Talk" multi-service telecom center subsidiary in August of 2001. This division owns and operates a retail chain of "Internet and Calling Cafes" catering to ethnic customers. These centers will allow the distribution of telecom products to the underserved retail niche that Cirus has identified in the telecom marketplace. Services and products include phone cards, prepaid wireless products, prepaid home services and direct international dialing.

         Within each center there are a series of phone booths where individuals may make calls to any global destination, via the Cirus switching platform. Cirus estimates that on a 20-booth configuration it will run approximately 175,000 minutes per location per month. On average the minute charges range from 20 cents to 35 cents, depending on the country. As Cirus manages its own calls, the gross margins are expected to be 25-50% higher than competitors who do not have their own facilities to route their call traffic.

         Cirus completed its first five locations in Miami, Florida and Huntington, Freeport and Copiague, New York. The primary demographic focus for these locations is for calling services to Central and South American destinations. Cirus has negotiated with its international carriers and will be able to offer its customers highly competitive rates to several select countries. Cirus intends on expanding these retail locations throughout the New York, New Jersey, Connecticut, Florida and Rhode Island markets.

Cirus "Multi-NET Independent Representative Marketing Program":

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

         The Multi-NET program will provide exposure within the ethnic communities allowing Cirus to become a dominant player in business and residential telecom services. It is Cirus' goal to have over 1,000 Master Agents throughout the US within the next year. This division is being run by Angel Arias, VP Marketing.

"Cirus Talk Pro" Call Center Management Software:

         On November 27th, 2001 Cirus launched its "Cirus Talk Pro" call center software management suite. The software will be bundled with Cirus' long-distance services and sold to owners and operators of calling centers. Cirus based the platform on its existing calling center operations and utilized them for its beta test.

         The "Cirus Talk Pro" is call management software that will allow a user in real-time to ascertain the call distribution on every line of outbound service. This element is tied to the billing function, which will manage the rates charged, as well as the wholesale cost of the minutes sold. This enables the user to verify payables to the carrier. The software can be used to manage just one location or utilized to oversee multiple venues. The software provides a web-based interface and is therefore accessible from any Internet enabled browser. There is also an inventory control module, which keeps track of the inventories of phone cards, and other telecom products sold at the stores.

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

Merger with THC Internet Solutions, Inc.:

         Cirus management anticipates that the merger with THC Internet Solutions, Inc. will benefit the company by vertically integrating the company, through THC's multiple retail and wholesale sales locations and the addition of its highly trained telecom sales team. Cirus anticipates that its general and administration costs will double with the addition of the new locations and employees.

         THC and Cirus combined have eight wholesale and retail locations that service populations in New York and Florida. THC also has multiple distribution channels in 38 states across the US, including California, Nevada and Colorado. The main switching facilities for Cirus will be in Miami FL and New York, NY.


Results of Operations

Gross Profit

         For the quarter ended December 31, 2001, Cirus generated $ 109,843 in sales. Of this figure $103,697 was generated from Cirus operated call centers one of which is located in Huntington, NY and two in Miami, FL. The Company generated $6,146 of sales of phones cards to various other customers. Cost of sales includes purchase of branded prepaid phonecards for resale and domestic and international long distance carrier services expense for the call centers. The gross profit generated from these operating activities was $26,205 for the three months ended December 31, 2001.

         With the acquisition of THC Internet Solutions Inc. by the Company in January 2002, we expect to do more sales at higher gross margins.

General and Administrative

         General and administrative expenses for the three months ended December 31, 2001 were $357,781. The general and administrative expenses were primarily due to the Company incurring costs associated with marketing and investor relations, consulting, employee salaries, officers' salaries, professional fees and travel. The Company incurred $34,691 in professional fees, which includes legal and accounting fees. Office and call center salaries amounted to $78,288. Telephone and Internet connection expenses amounted to $86,822. This includes telephone lines for the call centers; leased lines for the Switch and other office telephone expenses. Rent expense amounted to $46,718, which includes rent for five call centers, the Company office and rent paid for co-location of its Switch. Other general and administrative expenses amounted to $111,262.

         We anticipate the amount of general and administrative expenses to rise over the next two quarters as Cirus acquired THC Internet Solutions and its operations. We expect to start utilizing our NACT switch by the end of February 2002, which will require additional staff and other expenses.

         The Company believes that it may be possible to generate enough income for it to break even in the second fiscal quarter of 2002. It will require additional funding in order to expand any segment of the business.

Depreciation and Amortization

         The Company put its Switch into operation in October 2001. For the three months ended December 31, 2001, depreciation expense for the Switch and related hardware and software amounted to $27,422. Depreciation on office furniture and equipment, leasehold improvements and security systems for the call centers amounted to $4,983.

         On July 13, 2001, the Company purchased certain assets from a telecom services provider in an asset purchase transaction, wherein the Company acquired the lease and leaseholds of two call centers run by the company. The Company paid $100,000 for each the leases. The lease acquisition costs are being amortized over the five-year life of the leases. For the three months ended December 31, 2001, the amortization expense on these leases amounted to $10,000.

Net Loss

         The Company had a net loss of $375,268 for the three months ended December 31, 2001. In addition the Company reported a net loss attributable to common stockholders of $510,268 for the three months ended December 31, 2001. This amount equates to a loss of $0.01 per share. Within this net loss figure, there is a non-cash dividend attributed to the convertible preferred stock issued of $135,000 for the three months ended December 31, 2001.

Liquidity and Capital Resources

         The Company is currently planning to raise additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and other activities in its first quarter ended December 31, 2001. The Company has relied on funds from the sale of preferred shares of stock in this period. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital.

         As of December 31, 2001, the Company's current assets were $ 77,700, which included $2,369 in accounts receivables and $68,046 in prepaid expenses. Its current liabilities were $397,095, which included accounts payable and accrued expenses of $ 231,167 mainly due to vendors, payroll taxes payable of $5,830 current portion of balance due on equipment loan and capital lease of $150,078 and short-term working capital loans of $10,000.

         For the three months ended December 31, 2001, the net cash used in operating activities was $234,360. Operating activities uses were primarily due to a net loss of $375,268 offset by an increase in accounts payable and accrued expenses of $68,158.

         The Company used cash in investing activates of $92,493 for the three months ended December 31, 2001, which were primarily due to purchases of property and equipment and fix up of call centers.

         The Company increased its net cash from financing activities for the three months ended December 31, 2001 by $334,047. The major component primarily consisted of proceeds from issuance of convertible Preferred Stocks of $405,000 offset by repayment of short-term financing received of $60,000 from other parties.

         In the second fiscal quarter the Company will possibly be seeking additional capital investment through either the sale of equity or the structuring of debt instruments to assist the growth and operations that Cirus is undertaking.

         The Company will not be able to substantially expand its switching facility to increase the capacity without additional capital being raised by the company, or negotiating preferential leasing terms with hardware and software suppliers. At that point, it is projected that the Company will be able to grow its network through its internal cash flow. Cirus estimates that it will have to triple the size of its switching facilities to meet the customer demand for its telecom services. These new switches will be designed to work in tandem with Cirus' existing NACT platform.

EQUITY AND DEBT FINANCING

Preferred Stock

         On October 2, 2001 the Board of Directors of the Company adopted and created a series of preferred stock consisting of 1,000 shares designated as the Series B Convertible Preferred Stock ("Preferred B"). Each share of Preferred B has a liquidation preference of $1,000. The Preferred B is convertible into common stock at any time after the 30th calendar day the Company receives payment in full. The conversion rate is equal to $1,000 per share of preferred stock divided by 75% of the average market price of the common stock for ten days prior to the date of conversion. The conversion rate is subject to adjustment under certain circumstances. Outstanding Preferred B may be repurchased by the Company from holders of shares of Preferred B by: (i) delivering notice in writing thereof to such holders prior to the date which is one year following the date on which the Company received payment in full for the Preferred B and has issued the Preferred B to a particular holder of Preferred B (the "Issuance Date"); and (ii) by the payment to such holders of the sum of $1,250 per share of Preferred B so repurchased within three (3) business days of such notice by way of wire transfer, certified check or bank draft. The Company has agreed to allow the Preferred B shareholders "Piggy-back Registration Rights" for the shares converted to common stock. This allows the shareholder the right to "Piggy-back" on any registration offering by the Company without cost to them.

         During the quarter ended December 31, 2001, the Company issued 395 Preferred B shares and received $395,000. The Company may not repurchase any shares of Preferred B for which it has received a Conversion Notice.

         Additionally, the Company issued 10 shares of Series A Convertible Preferred Stock in the quarter ended December 31, 2001 and received $10,000.

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

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                              CIRUS TELECOM, INC.


February 20, 2002                             By: /s/AMAR BAHADOORSINGH
                                                  ----------------------------
                                                     Amar Bahadoorsingh,
                                                       Chief Executive Officer