Form 10QSB
period 2002-03-31
THC COMMUNICATIONS INC
filed 2002-05-24
CIK 1098307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002

[  ]  TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

       For the Transition Period from _______________ TO _______________.

                                     0-28163
                            (Commission File Numbers)

                            THC COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                  7379
         (State or other jurisdiction of          (Primary Standard Industrial
         incorporation or organization)              Classification Code Number)


                  705 Bronx River Road, Yonkers, New York 10704
                    (Address of principal executive offices)

                                 (914) 803-1089
              (Registrants' telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of March 31, 2002, there were 19,452,636 shares of Common Stock, par value $.0001 per share, issued and outstanding.

PART I
------

FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    CONTENTS



Consolidated balance sheets at March 31, 2002 and
 December 31, 2001                                                       3 - 4

Interim consolidated statements of operations for the three
months ended March 31, 2002 and 2001                                         5

Interim consolidated statements of cash flows for the three
months ended March 31, 2002 and 2001                                     6 - 7

Consolidated statement of stockholders' equity for the
three months ended March 31, 2002                                            8

Notes to interim consolidated financial statements for the
three months ended March 31, 2002                                       9 - 16

                    THC COMMUNICATIONS, INC. AND SUBSIDIARIES
                         (FORMERLY CIRUS TELECOM, INC.)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


      ASSETS

                                                                                                           MARCH 31,    DECEMBER 31,
                                                                                                             2002          2001


CURRENT ASSETS
      Cash and cash equivalents                                                                          $   186,182    $    37,757
      Accounts receivable, less allowance for doubtful accounts of $59, 050                                   86,767         67,721
      Inventory                                                                                               31,076         29,929
      Prepaid expenses and other current assets                                                               56,558           --
                                                                                                         -----------    -----------

        TOTAL CURRENT ASSETS                                                                                 360,583        135,407
                                                                                                         -----------    -----------

PLANT AND EQUIPMENT  - NET                                                                                   610,636         13,710
                                                                                                         -----------    -----------

OTHER ASSETS
      Lease acquisition costs, net of accumulated amortization of $25,000                                    175,000           --
      Security deposits                                                                                        6,862           --
                                                                                                         -----------    -----------

        TOTAL OTHER ASSETS                                                                                   181,862           --
                                                                                                         -----------    -----------

                                                                                                         $ 1,153,081    $   149,117
                                                                                                         ===========    ===========

   The accompanying notes are an integral part of these financial statements

                    THC COMMUNICATIONS, INC. AND SUBSIDIARIES
                         (FORMERLY CIRUS TELECOM, INC.)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (UNAUDITED)




          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                           MARCH 31,    DECEMBER 31,
                                                                                                             2002           2001

CURRENT LIABILITIES
      Accounts payable                                                                                   $   612,344    $   276,865
      Accrued expenses                                                                                        18,824           --
      Taxes payable - other than on income                                                                    19,135         12,294
      Current maturities of equipment loan payable
        and capital lease obligation                                                                         132,184           --
      Convertible note payable (Principal amount $25,000)                                                     18,056
                                                                                                         -----------    -----------

        TOTAL CURRENT LIABILITIES                                                                            800,543        289,159
                                                                                                         -----------    -----------


NONCURRENT LIABILITIES
      Loan payable - SBA                                                                                      80,000         80,000
      Note payable - related party                                                                           105,000        108,953
      Equipment loan payable and
        capital lease obligation - noncurrent                                                                 15,153
                                                                                                         -----------    -----------

        TOTAL NONCURRENT LIABILITIES                                                                         200,153        188,953
                                                                                                         -----------    -----------

        TOTAL LIABILITIES                                                                                  1,000,696        478,112


STOCKHOLDERS' EQUITY
      Preferred Stock - $0.0001 par value, 5,000,000 shares authorized:

        Series A Convertible Preferred Stock, 1,000 shares authorized,
        1,000 shares issued and outstanding at March 31, 2002, liquidation preference $1,000,000

        Series B Convertible Preferred Stock, 1,000 shares authorized,
        705 shares issued and outstanding at March 31,2002, liquidation preference $705,000

      Common Stock - $0.0001 par value,
        100,000,000 shares authorized, 19,452,636 shares and 51,337,824
          shares issued and outstanding, respectively                                                          1,945          5,134
      Additional paid in capital                                                                           1,224,258        210,296
      Accumulated deficit                                                                                   (989,735)      (544,425)
                                                                                                         -----------    -----------
                                                                                                             236,468       (328,995)
      Less: Unamortized portion of consulting fees
         paid by issuance of common stock                                                                     84,083           --
                                                                                                         -----------    -----------

        TOTAL STOCKHOLDERS' EQUITY                                                                           152,385       (328,995)
                                                                                                         -----------    -----------

                                                                                                         $ 1,153,081    $   149,117
                                                                                                         ===========    ===========





   The accompanying notes are an integral part of these financial statements

                    THC COMMUNICATIONS, INC. AND SUBSIDIARIES
                         (FORMERLY CIRUS TELECOM, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS     THREE MONTHS
                                                                   ENDED           ENDED
                                                                 MARCH 31,       MARCH 31,
                                                                   2002            2001


SALES                                                         $    771,458    $  4,146,163

COST OF SALES                                                      722,591       3,830,277
                                                              ------------    ------------

GROSS PROFIT                                                        48,867         315,886
                                                              ------------    ------------

OPERATING EXPENSES
      General and administrative expenses                          341,348         164,466
      Depreciation and amortization                                 42,064             834
                                                              ------------    ------------

        TOTAL OPERATING EXPENSES                                   383,412         165,300
                                                              ------------    ------------

INCOME/(LOSS) BEFORE OTHER EXPENSE                                (334,545)        150,586

OTHER EXPENSE - INTEREST                                            (7,432)           --
                                                              ------------    ------------

NET INCOME/(LOSS)                                                 (341,977)        150,586

DIVIDENDS ACCRETED ON CONVERTIBLE PREFERRED STOCK                 (103,333)           --
                                                              ------------    ------------

NET INCOME/(LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS         $   (445,310)   $    150,586
                                                              ============    ============

LOSS PER SHARE: BASIC                                         $      (0.02)     $     --
                                                              ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC     19,439,260            --
                                                              ============    ============


   The accompanying notes are an integral part of these financial statements

                    THC COMMUNICATIONS, INC. AND SUBSIDIARIES
                         (FORMERLY CIRUS TELECOM, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                         THREE MONTHS   THREE MONTHS
                                                                                                             ENDED         ENDED
                                                                                                            MARCH 31,     MARCH 31,
                                                                                                              2002         2001
CASH FLOW FROM OPERATING ACTIVITIES :
      Net iNCOME (loss)                                                                                    $(341,977)   $ 150,586
      Adjustments to reconcile net income (loss)
         to net cash used in operating activities:
        Noncash items:
          Depreciation and amortization                                                                       42,064          834
          Value of common stock issued for services                                                           16,000         --
          Amortization of discount on convertible note payable                                                 1,389         --
        (Increase)/Decrease in assets, net of acquisition:
          Accounts receivable                                                                                (16,677)    (384,953)
          Prepaid expenses                                                                                    37,655        4,600
          Inventory                                                                                           (1,147)     (89,226)
          Security deposits                                                                                    8,400         --
          Employee loans receivable                                                                              --        (6,100)
        Increase/(Decrease) in liabilities, net of acquisition:
          Accounts payable                                                                                   123,245      275,585
          Payroll taxes payable                                                                                1,011         --
          Accrued expenses                                                                                      (109)        --
                                                                                                           ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                                                                       (130,146)     (48,674)
                                                                                                           ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                                                              (19,685)        --
      Net effect of business acquisition                                                                       7,285
                                                                                                           ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                                                                        (12,400)        --
                                                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from convertible promissory note                                                               25,000         --
      Sale of preferred stock                                                                                310,000         --
      Repayment of equipment loan and capital lease obligation                                               (30,075)        --
      Repayment of notes and loans payable                                                                   (10,000)        --
      Repayment of note payable - related party                                                               (3,954)
      Proceeds from additional paid-in capital                                                                  --         74,665
                                                                                                           ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                    290,971       74,665
                                                                                                           ---------    ---------

INCREASE IN CASH                                                                                             148,425       25,991

CASH AT BEGINNING OF PERIOD                                                                                   37,757       18,217
                                                                                                           ---------    ---------

CASH AT END OF PERIOD                                                                                      $ 186,182    $  44,208
                                                                                                           =========    =========



   The accompanying notes are an integral part of these financial statements

                    THC COMMUNICATIONS, INC. AND SUBSIDIARIES
                         (FORMERLY CIRUS TELECOM, INC.)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)


                                                                                                        THREE MONTHS    THREE MONTHS
                                                                                                            ENDED         ENDED
                                                                                                           MARCH 31,     MARCH 31,
                                                                                                             2002          2001


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
        Interest                                                                                           $     382    $    --
                                                                                                           =========    =========
        Income taxes                                                                                       $    --      $    --
                                                                                                           =========    =========

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
      Beneficial conversion feature in connection with
        convertible note issued                                                                            $  (8,333)   $    --
                                                                                                           =========    =========

      Issuance of 100,000 shares of common stock
        for consulting services                                                                            $  16,000    $    --
                                                                                                           =========    =========

      Imputed preferred stock dividend attributable to
      a beneficial conversion feature                                                                      $(103,333)   $    --
                                                                                                           =========    =========


   The accompanying notes are an integral part of these financial statements

                    THC COMMUNICATIONS, INC. AND SUBSIDIARIES
                         (FORMERLY CIRUS TELECOM, INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                               ADDITIONAL
                                                PREFERRED STOCK         COMMON STOCK             PAID-IN
                                               SHARES    AMOUNT     SHARES         AMOUNT        CAPITAL

BALANCE AT DECEMBER 31, 2001                     --        $--    51,337,824    $     5,134    $   210,296

EFFECT OF REVERSE ACQUISITION OF
      CIRUS TELECOM, INC                        1,395       --          --             --          573,107

RETURN AND CANCELLATION OF COMMON STOCK
      IN CONNECTION WITH ACQUISITION             --         --   (25,200,000)        (2,520)         2,520

ISSUANCE OF COMMON STOCK IN
      CONNECTION WITH ACQUISITION                --         --    71,025,145          7,102         (7,102)

SALE OF PREFERRED STOCK
      SERIES B                                    310       --          --             --          310,000

ISSUANCE OF COMMON STOCK FOR
      CONSULTING SERVICES                        --         --       100,000             10         15,990

IMPUTED PREFERRED STOCK DIVIDEND
      ATTRIBUTABLE TO A BENEFICIAL
      CONVERSION FEATURE                         --         --          --             --          103,333

BENEFICIAL CONVERSION FEATURE IN
      CONNECTION WITH CONVERTIBLE                --         --          --             --            8,333
      NOTE ISSUED

REVERSE STOCK SPLIT; ONE-FOR-FIVE
      DATED MARCH 22, 2002                       --         --   (77,810,333)        (7,781)         7,781

NET LOSS FOR THREE MONTHS ENDED
      MARCH 31, 2002                             --         --          --             --             --

                                          -----------      ---   -----------    -----------    -----------

BALANCE AT MARCH 31, 2002                       1,705      $--    19,452,636    $     1,945    $ 1,224,258
                                          ===========      ===   ===========    ===========    ===========

[restubbed table}



                                                         UNAMORTIZED
                                                          PORTION OF         TOTAL
                                           ACCUMULATED   CONSULTING      STOCKHOLDERS'
                                             DEFICIT        FEES           EQUITY

BALANCE AT DECEMBER 31, 2001              $  (544,425)   $      --      $  (328,995)

EFFECT OF REVERSE ACQUISITION OF
      CIRUS TELECOM, INC                         --         (110,250)       462,857

RETURN AND CANCELLATION OF COMMON STOCK
      IN CONNECTION WITH ACQUISITION             --             --             --

ISSUANCE OF COMMON STOCK IN
      CONNECTION WITH ACQUISITION                --             --             --

SALE OF PREFERRED STOCK
      SERIES B                                   --             --          310,000

ISSUANCE OF COMMON STOCK FOR
      CONSULTING SERVICES                        --           (5,333)        10,667

IMPUTED PREFERRED STOCK DIVIDEND
      ATTRIBUTABLE TO A BENEFICIAL
      CONVERSION FEATURE                     (103,333)          --             --

BENEFICIAL CONVERSION FEATURE IN
      CONNECTION WITH CONVERTIBLE                --             --            8,333
      NOTE ISSUED

REVERSE STOCK SPLIT; ONE-FOR-FIVE
      DATED MARCH 22, 2002                       --             --             --

NET LOSS FOR THREE MONTHS ENDED
      MARCH 31, 2002                         (341,977)        31,500       (310,477)

                                          -----------    -----------    -----------

BALANCE AT MARCH 31, 2002                 $  (989,735)   $   (84,083)   $   152,385
                                          ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements of THC Communications Inc. and subsidiaries (collectively, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-QSB and do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States and should be read in conjunction with our consolidated financial statements and notes thereto for the fiscal year ended December 31, 2001, included in the Company's Form 8-K/A as filed with the SEC. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of the management, considered necessary for a fair presentation of results for the interim period. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization

THC Communications Inc. is the successor-consolidated entity formed by the merger, on January 22, 2002, of Cirus Telecom Inc. ("Cirus"), THC Merger Corp., a wholly owned Delaware corporation formed on January 9, 2002 by Cirus ("Subsidiary") and THC Internet Solutions, Inc., a Delaware corporation ("THC").

Concurrent with the merger, Cirus, a publicly held company and the legally surviving parent company, changed its name to THC Communications Inc. For accounting purposes, the merger has been treated as a reverse acquisition, with THC as the accounting acquirer. The merger is accounted for under the purchase method of accounting.

Acquisition

The Company consummated the reverse acquisition of Cirus on January 22, 2002. The THC shareholders were issued 71,025,145 new Cirus shares of common stock in exchange for all of their 200 issued and outstanding shares. For accounting purposes, the shares retained by the original shareholders of Cirus, subject to certain adjustments, are treated as being issued by the Company to effect the merger, hence the term "reverse acquisition".

Concurrently with the acquisition, and as a condition thereof, certain of the Cirus' principal stockholders returned shares of the Company's common stock to the Company, without compensation. Amar Bahadoorsingh and Hansa Capital Corp. each returned 8,500,000 shares, and Universal Network Solutions, Inc. returned 8,200,000 shares.

                    THC COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (FORMERLY CIRUS TELECOM INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

Acquisition (Continued)

In the event the Company does not raise $1,000,000 of gross proceeds from the sale or sales of equity securities of the Company on or before 90th day following the filing of a Form 8-K report (filed on April 8, 2002) containing all the audited financial statements of THC and proforma financial information required under Regulation S-B (the "Measurement Date"), the Company will issue the number of additional Company common shares to the THC stockholders, in the proportion that each THC stockholder received Initial Acquisition Shares, determined by subtracting the amount of gross proceeds raised from $1,000,000 and dividing the resulting sum by average closing bid prices for such shares for the ten trading days preceding the Measurement Date. Such Additional Acquisition Shares will be issued and delivered to the THC Stockholders within five business days of the Measurement Date, fully paid and free of any liens and shall be deemed to be part of the initial consideration for the merger.

Nature of business

The Company sells telecommunications products and services, including domestic and international long distance telephone, prepaid phonecards, dedicated access, and other enhanced and value added telecommunication services.

The Company also operates a retail chain of three telecom centers, which provide distribution of telecom products to the retail market. Services and products include prepaid phonecards, prepaid wireless products, and prepaid home services and direct international dialing. During the quarter ended March 31, 2002 the Company closed two of its five locations.

Principles of consolidation

The accompanying consolidated financial statements as of March 31, 2002 includes the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The accounts of Cirus have been included from January 1, 2002 to March 31, 2002, though the merger took place on January 22, 2002. The transactions from January 1, 2002 to January 21, 2002 were insignificant and their inclusion does not materially affect the results of operations.

                    THC COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (FORMERLY CIRUS TELECOM INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

Revenue recognition

Revenue consists of sales of branded prepaid phonecards of other distributors, sales of personal identification numbers ("PINS") to wholesale distributors for use in their calling cards and fees charged for retail telephone usage including domestic and international long distance, and sales of telephonic services from THC owned telecom centers. Sales of PINs may be subject to a right of return and revenue from such sales is recognized when the return privilege has substantially expired or when all conditions have been met to terminate the buyers right of return, whichever occurs first. Revenue is recognized on sale of prepaid phonecards at the time of sale and at THC owned telecom centers upon use of telephone services.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and revenue and expenses during the reported periods. Actual results could differ from those estimates.

Accounts receivable

The Company utilizes the allowance method for recognizing the collectibility of its accounts receivable. The allowance method recognizes bad debt expense based on reviews of the individual accounts outstanding based on the surrounding facts. As of March 31, 2002, the Company has provided an allowance for doubtful accounts in the amount of $59,050.

Plant and equipment

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

                    THC COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (FORMERLY CIRUS TELECOM INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------------------

Long-lived assets

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

In October 2001, the FASB issued SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. The objectives of SFAS No. 144 are to address issues relating to the implementation of SFAS No.121 and to develop a model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 was effective for the Company commencing with its 2002 fiscal year. Upon adoption, this accounting pronouncement did not have an impact on the Company's financial position or results of operations.

Lease acquisition costs

Lease acquisition costs are capitalized and are amortized on a straight-line basis over the five-year life of the leases.

Income taxes

The Company accounts for income taxes under Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No.109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                    THC COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (FORMERLY CIRUS TELECOM INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - LOSS PER COMMON SHARE
------------------------------

Loss per common share is computed pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("EPS"). Basic income (loss) per share is computed as net income
(loss) available to common shareholders divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common stock issuable through stock based compensation including stock options, restrictive stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be antidilitive.

NOTE 4- GOING CONCERN
---------------------

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses from operations and has a deficiency in working capital at March 31,2002, which raises substantial doubt about its ability to continue as a going concern. Management believes that it can achieve profitable operations in the future and that it can continue to raise adequate capital as may be required. However, there can be no assurance that future capital contributions and/or financing will be sufficient for the Company to continue as a going concern or that it can achieve profitable operations in the future. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 5 - CONVERTIBLE NOTE PAYABLE
---------------------------------

On January 31, 2002, the Company borrowed $25,000 from an investor. The Company executed a promissory note, due January 31, 2003, with interest payable at 12.5% per annum. Under the terms of the note the holder has the right at its option, commencing sixty (60) days after the date thereof and on or prior to the maturity date, to convert all or any part of the principal amount of this note, together with all accrued interest thereon into fully paid and non-assessable shares of the Company's common stock at a conversion rate for each $1,000.00 of the principal amount of this note and any accrued interest thereon, equal to that number of shares of common stock equal to $1,000 divided by seventy five percent (75%) of the average market price of the shares of common stock for the ten trading days immediately prior to the conversion date. The conversion rate is subject to adjustment under certain circumstances.

In accordance with Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Investments", the Company has calculated the discount resulting from the beneficial conversion option available to the noteholder (25% of market value) to be $8,333, based on the 75% of the market value of the Company's common stock at the date of issuance of the note. The discount is being amortized from the date of issuance to the maturity date and has been treated as additional interest on the note. For the three months ended March 31, 2002 the Company recorded interest expense of $1,389.

                    THC COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (FORMERLY CIRUS TELECOM INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6- LOAN PAYABLE - SBA (Continued)
--------------------------------------

On October 28, 2001, the Company received a Secured Disaster Loan from the US Small Business Administration in the amount of $80,000. The loan carries an interest rate of 4% per annum and is payable over a period of ten years. Under the terms of the loan, no payment is due for a period of one year from the date of the note. The loan is collateralized by substantially all assets of the Company, both current and future. Interest accrued for the three months ended March 31, 2002 is $1,342.

NOTE 7 - NOTE PAYABLE - RELATED PARTY
-------------------------------------

In December 2001, the Company entered into a $105,000 promissory note with a related company. The note bears interest at the rate of 8% per annum. The Company pays monthly interest only beginning February 1, 2002, with the principal balance due in full on December 31, 2011. Interest accrued for the three months ended March 31, 2002 is $1,400.

NOTE 8 - EQUIPMENT LOAN PAYABLE AND CAPITAL LEASE OBLIGATION
------------------------------------------------------------

In 2001, the Company entered into an agreement to acquire $215,022 of computer equipment and software. The terms of the agreement called for the following payment terms and conditions: an initial down payment of $61,500 and twelve monthly payments of $13,336 commencing April 2001. In December 2001, the Company renegotiated this equipment loan with the supplier, wherein the outstanding balance of $99,188, plus the cost of a service contract of $17,053 through June 2002, for an aggregate amount of $116,241, became payable in 15 monthly installments of $8,100, including interest. The first payment was payable on December 1, 2001.The equipment loan is secured by the related computer equipment and software.

During the year 2001, the Company also entered into an agreement to acquire $84,500 of computer equipment under a capital lease for 24 monthly payments of $3,825 commencing July 1, 2001.

Interest expense on equipment loans and capital lease obligations for the three months ended March 31, 2002 was $1,941.

NOTE 9 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock

     A - Series A Convertible Preferred Stock

     On February 6, 2001 the Board of Directors of the Company adopted and created a series of preferred stock consisting of 1,000 shares designated as the Series A Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock has a liquidation preference of $1,000. The Preferred Stock is convertible into common stock at any time after the 30th calendar day that the

                    THC COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (FORMERLY CIRUS TELECOM INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A - Series A Convertible Preferred Stock (continued)

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

     Through March 31,2002, The Company issued 1000 shares of Preferred Stock for total proceeds of $1,000,000.

     B - Series B Convertible Preferred Stock

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

     Through March 31, 2002, the Company issued 705 Preferred B shares for total proceeds of $705,000.

                    THC COMMUNICATIONS, INC. AND SUBSIDIARIES
                          (FORMERLY CIRUS TELECOM INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCKHOLDERS' EQUITY (Continued)
-----------------------------------------

The holders of preferred shares are not entitled to receive any dividends. In accordance with Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Investments", the Company has calculated the discount resulting from the beneficial conversion option available to the preferred holders (25% of market value) to be $103,333 for Series B Convertible Preferred Stock, for the three months ended March 31, 2002, based on 75% of the market value of the Company's common stock at the date of preferred stock issuance. The discount is being amortized from the date of issuance to the earliest conversion date and has been treated as a preferred dividend. For the three months ended March 31, 2002, the Company recorded a preferred dividend of $103,333.

Common Stock

     Issuance of Common Stock for Consulting Services

     On January 31, 2002 the Company entered into a ninety (90) day consulting agreement for promotion and investor relations. In exchange for services rendered the consultant received a non-refundable commitment fee equal to 100,000 shares of the Company's common stock, which has been valued at $16,000. The Company has agreed to allow the consultant "Piggy-back Registration Rights" for the shares issued to the consultant. This allows the consultant the right to "Piggy-back" on any registration offering by the Company without cost to the consultant.

     Common Stock Reverse Split

     On March 22, 2002, the Company completed a one for five common stock reverse split, which resulted in a decrease in the issued and outstanding number of shares of common stock from 97,262,969 to 19,452,636. All share and per share information reflects the reverse stock split.

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

On April 10, 2002 and May 1, 2002, the Company issued 140 and 60 shares respectively of its Series B Convertible Preferred stock and received $200,000.

On April 12, 2002, the Company and the other parties to the merger agreement with THC Internet Solutions, Inc. waived the provisions requiring the Company to sell at least $1,000,000 of equity securities (See "Acquisition" in Note 2).

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related footnotes appearing elsewhere in this Quarterly Report on Form 10-QSB. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, expected market demand for the Company's products, fluctuations in pricing for products distributed by the Company and products offered by competitors, as well as general conditions of the telecommunications marketplace.

Recent Merger
-------------

On January 22, 2002, Cirus Telecom, Inc. (the "Company"), entered into an Agreement and Plan of Merger with THC Merger Corp., a Delaware corporation wholly-owned by the Company ("Subsidiary"), THC Internet Solutions, Inc., a Delaware corporation ("THC"), Jeffrey L. Cook ("Cook"), Fanny Lewandowski ("Lewandowski"), Kevin Moran ("Moran"), and Angel Arias ("Arias")(Cook, Lewandowski, Moran and Arias are collectively referred to as the "THC Stockholders"). Pursuant to the terms of the Agreement and Plan of Merger which closed on January 22, 2002, Subsidiary acquired all of the issued and outstanding shares of capital stock of THC from the THC Stockholders in exchange for an aggregate of 71,025,145 newly issued shares of the Company's common stock (the "Acquisition"). Concurrently with the Acquisition, THC was merged with and into Subsidiary.

Concurrently with the Acquisition, and as a condition thereof, certain of the Company's principal stockholders returned shares of the Company's common stock to the Company, without compensation. Amar Bahadoorsingh and Hansa Capital Corp. each returned 8,500,000 shares, and Universal Network Solutions, Inc. returned 8,200,000 shares. Subsequent to the foregoing transactions, the Company changed its name to THC Communications, Inc. and effected a one-for-five reverse stock split.

Overview
--------

THC Communications is a facilities-based international long distance telecommunications service provider. THC was founded in 2000 to capitalize on the significant opportunity to provide international long distance services to prepaid end users and select underserved ethnic communities in major U.S. metropolitan markets that generate substantial long-distance traffic to their countries of origin. THC is also targeting small and medium sized communications companies and to leading international long distance carriers. The Company provides its services through a flexible, high-quality network of owned and leased transmission facilities, operating through a series of termination agreements and resale agreements. The Company currently owns and operates international gateway switches in Miami and in New York. THC expects to have other operational facilities deployed by 3rd Quarter, 2002.

THC's strategic advantage in this sector is the critical relationships it has with carriers and existing communications providers in negotiating competitive wholesale pricing on domestic and international routes. THC currently utilizes proprietary billing software on all of its own switching platforms. THC'S growth strategy is to ensure it has under contract, the minutes necessary before it purchases highly capital-intensive telecommunications switching equipment, ensuring that THC will be able to provide highly competitive services among the major population centers in North America.

The THC target customer is one who has created a niche within the very lucrative telecommunications sector. Whether that customer is providing phone cards, or reselling long distance, THC will be able to provide complete turnkey solutions. THC will offer its customers the ability to provide domestic and international voice, data and fax services at substantially lower prices than those of conventional telephone services, or public switched telephone networks (PSTNS). The switching network architecture is highly scaleable, cost effective, requires no additional facilities based real-estate investment on behalf of a client, and is fully deployable at a rapid pace. The competitive strength of the THC network is its ability to capture the small to medium sized communications provider market in the United States via cost effective technologies and its ability to adapt to changing technologies and growth patterns.

The Company's objective is to become a leading provider of integrated telecommunications services in the Eastern Seaboard of the United States. The Company believes that it can achieve its goal by adhering to the following five-fold strategy:

Plan Smart
----------

THC is committed to continue focusing on small to medium-sized businesses, residential customers, and select vertical market segments in New York, New Jersey, and Florida. The Company believes that competition from other CLEC'S, ILEC'S, LD Carriers, and ISP'S is less intense due to the overall collapse that the Telecommunications Industry has endured over the last two years. In many cases, the ILEC'S have reduced their efforts to serve and defend these territories in response to the competitive threat in their major market cities. By focusing sales efforts in territories served by ILEC central offices where co-location is a viable economic alternative, the Company can build a loyal customer base through the resale of local services, long distance, Internet Access, and prepaid phone cards.

Sell Smart
----------

THC sells into established customer relationships by marketing local telephone services to the Company's existing long distance and prepaid phone card customers. The Company offers a bundle of telecommunications services to a potential customer base of approximately 5,000 business customers and 100,000 residential customers. The Company therefore believes that it has a substantial reservoir of prospective business and residential customers that are already familiar with some aspects of the Company's services. ___ The addition of bundled services bring value to the Company's customers, increase total revenue per customer, reduce selling costs and minimize customer churn. The Company is bundling local bills, long distance, Internet Access, and cellular services with these traditional telecommunications services. The Company markets enhanced services that have less competition and higher margin potential, such as high-speed data transport, Internet Access, Web page design, Web Hosting, support, E-Commerce, and integrated voice/data/video communication services.

Build Smart
-----------

THC predicates its growth strategies on the recognition that network capacity is increasingly becoming a commodity. By focusing on acquiring customers through resale of local, long distance, prepaid phone cards, internet Access and cellular services. The Company believes that it can secure customer relationships, produce a consistent revenue stream, and evolve an economic strategy for serving customers. The Company's strategy includes developing network facilities to directly serve customers and enhancing its operational support system ("OSS") to provide network monitoring and control, flow through provisioning, customer care, and enhanced billing functionality. By interconnecting with the ILEC in the central office and acquiring unbundled loops, the Company should be able to reduce its cost of providing service and capture the substantial revenue paid by inter-exchange carriers ("Execs") for local access. By adding its own circuits to this bandwidth, the Company can add value, offer new products, and better control the quality of service. ___ Finally, where economically advantageous, the Company intends to build (VOIP) network facilities in strategic International locations to terminate traffic.

Grow Smart
----------

THC markets the Company's services in all targeted service areas within the country. The Company is currently expanding its Internet Service into the International areas along with voice and data. ___ Evaluate attractive acquisition candidates in the country. The Company initially intends to target leading Local, Long Distance, and ISP's companies, whose customers may be added to the Company's existing network without significant expenditures for infrastructure additions. By aggregating the traffic of several companies onto its existing network, the Company expects to increase the utilization of equipment, consolidate it s buying power and increase its ability to negotiate more attractive contracts with third-party suppliers of network services. ___ Pursue additional marketing alliances that give the Company access to large, stable customer bases in market areas where it can sell bundled telecommunications services.

Serve Smart
-----------

The Company believes that by prudently using new technology and by offering new services, especially enhanced voice and data applications; it can become a low cost provider, maintain high value for its customers and differentiate itself from other commodity providers. These services include data transport services such as frame relay, transparent LAN, Internet content, and other switched-based integrated multimedia services. Certain members of the Company's senior management team have considerable experience in ATM backbone and deploying these services.

Management
----------

THC is confident that with their senior management team they can successfully manage, and implement effectively the Company's operations, internal growth, and acquisition strategies. The Company has established centralized accounting, management information and other administrative systems. ___ After considerable research, THC has determined there is no other comparable telecommunications company, other than RBOC'S, ILECS, CLECS, and international ILD carriers that have integrated a diverse service menu for both residential customers and business customers.

The Company's strategy is to grow through internal expansion, as well as; through acquisition. Therefore the development and expansion of the Company depends on the successful completion of several key steps already in process. These steps include successful implementation of its sales and marketing strategy, evaluation of markets, installation of facilities, and obtaining the required government licensing.

To manage growth successfully, THC has centralized and enhanced its operational, management, financial, information systems and controls. Retaining and hiring qualified sales, marketing, administrative, operating and technical personnel are a top priority for the Company. THC is negotiating arrangements for the resale of local services with the existing local exchange carriers and obtain appropriately priced unbundled network elements and wholesale services from these carriers. This combined with the Company's ability to identify, evaluate, negotiate and consummate acquisitions successfully reinforces THC'S commitment to its stockholders. The key to implementing this strategy successfully is, in a timely manner, at reasonable costs, and on satisfactory terms and conditions.

Company Locations
-----------------

The THC principal executive offices are strategically located in the New York, N.Y., as the majority of the customers it serves are situated within the Tri State area. THC currently has two switching facilities in a Miami and in New York. Due to the nature of the business, THC is able to have corporate services and sales, and switching facilities in geographically diverse locations. To ensure a high quality of service, each switching location has technical staff, on call, twenty-four hours a day, seven days a week.

After the establishment of its proposed Los Angeles base of operations, THC intends to select a site in an international destination to place a switching facility. Once in place THC would ascertain the next major centers based on demand and economics.

RESULTS OF OPERATIONS
---------------------

The following table sets forth certain financial data as a percentage of net revenues for the periods indicated:

                                                           For the three months
                                                                  Ended
                                                                March 31,
                                                           2002           2001
                                                           ----           ----

Net revenues ......................................       100.0%         100.0%
Cost of services ..................................        93.7           92.4
                                                          -----          -----
Gross margin ......................................         6.3            7.6

General and administrative expenses ...............        44.2            4.0
Depreciation and amortization .....................         5.5           --
                                                          -----          -----
Income/(Loss) from operations .....................       (43.4)           3.6

Interest expense ..................................        (1.0)          --
                                                          -----          -----

Net Income/(Loss) .................................       (44.4)%          3.6%


THREE MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2001

Net Revenues. Net revenues for the three months ended March 31, 2002 decreased $3,375,000, or 81.4%, to $771,000 from $4,146,000 for the same period in 2001. The overall decrease in revenues was primarily due to our initiative to shift the revenue focus from lower margin branded prepaid calling cards to higher margin, but lower revenue long distance services. For the three months ended March 31, 2002, THC operated call centers generated $140,000 in revenue. These call centers are located in Long Island, NY and in Miami, FL. During the quarter, we also closed down two of our Long Island call centers, as they were not performing in sales as projected. We are starting to route higher volumes of traffic through our switches, which were fully operational in March 2002. Additionally, liquidity restraints and limited vendor credit, coupled with an overall slump within the telecom sector have had an adverse impact on revenues during 2002.

Gross Margin. Gross margin decreased $267,000, to $49,000, or 6.3% of net revenues, for the three months ended March 31, 2002, from $316,000, or 7.6% of net revenues, for the same period in 2001.

General and Administrative

General and administrative expenses for the three months ended March 31, 2002 increased by $176,882 to $341,348, an increase of 107.5% over operating expenses of $164,466 for the same period in 2001. This increase was primarily due to the Company incurring costs associated with marketing and investor relations, consulting, employee salaries, professional fees and travel. The Company incurred $51,790 in professional fees, which includes legal and accounting fees. Investor Relation expenses incurred amounted to $19,602. Office and call center salaries amounted to $61,314. Telephone and Internet connection expenses amounted to $64,747. This includes telephone lines for the call centers; leased lines for the Switch and other office telephone expenses. Rent expense amounted to $48,592, which includes rent for three call centers, the Company office and rent paid for co-location of its Switch. Printing expenses, primarily incurred in printing posters for calling cards, amounted to $20,422. Other general and administrative expenses amounted to $74,881.

We anticipate that general and administrative expenses will increase over the next quarter, due to post-merger acquisition and integration of the former Cirus Telecom, Inc. and the acquired THC Internet Solutions and its operations. We expect to have our NACT switch running at full capacity by the end of June 2002, which may result in the need for additional technical staff, as well as and increase in deposits to THC's telecom carriers.

Depreciation and Amortization

The Company put its Switch into operation in October 2001. For the three months ended March 31, 2002, depreciation expense for the Switch and related hardware and software amounted to $27,864. Depreciation on office furniture and equipment, leasehold improvements and security systems for the call centers amounted to $4,200.

On July 13, 2001, the Company purchased certain assets from a telecom services provider in an asset purchase transaction, wherein the Company acquired the lease and leaseholds of two call centers run by the company. The Company paid $100,000 for each of the leases. The lease acquisition costs are being amortized over the five-year life of the leases. For the three months ended March 31, 2002, the amortization expense on these leases amounted to $10,000.

Net Loss

The Company had a net loss of $341,977 for the three months ended March 31, 2002. In addition the Company reported a net loss attributable to common stockholders of $445,310 for the three months ended March 31, 2002. This amount equates to a loss of $0.02 per share. Within this net loss figure, there is a non-cash dividend attributed to the convertible preferred stock issued of $103,333 for the three months ended March 31, 2002.

Liquidity and Capital Resources

The Company is currently planning to raise additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and other activities in its first quarter ended March 31, 2002. The Company has relied on funds from the sale of preferred shares of stock in this period. Management is optimistic that the Company will be successful in its capital raising efforts; however, there can be no assurance that the Company will be successful in raising additional capital.

As of March 31, 2002, the Company's current assets were $360,583, which included $86,767 in accounts receivables, $31,076 in inventory and $56,558 in prepaid expenses. Its current liabilities were $800,543, which included accounts payable and accrued expenses of $631,168 mainly due to vendors, payroll taxes payable of $19,135 current portion of balance due on equipment loan and capital lease of $132,184 and convertible note payable of $18,056.

For the three months ended March 31, 2002, the net cash used in operating activities was $130,146. Operating activities uses were primarily due to a net loss of $341,977 offset by an increase in accounts payable and accrued expenses of $123,245.

The Company used cash in investing activities of $12,400 for the three months ended March 31, 2002, which were primarily due to purchases of property and equipment and fix up of call centers offset by net assets received by the Company on its acquisition of Cirus.

The Company increased its net cash from financing activities for the three months ended March 31, 2002 to $290,971. The major component primarily consisted of proceeds from issuance of convertible Preferred Stocks of $310,000 and proceeds from issuance of a convertible note payable of $25,000 offset by repayment of short-term financing received for $10,000 from other parties and repayment equipment loan and capital lease obligations for $34,029.

In the second fiscal quarter the Company will possibly be seeking additional capital investment through either the sale of equity or the structuring of debt instruments to assist the growth and operations that THC is undertaking.

The Company will not be able to substantially expand its switching facility to increase the capacity without additional capital being raised by the company, or negotiating preferential leasing terms with hardware and software suppliers. At that point, it is projected that the Company will be able to grow its network through its internal cash flow. THC estimates that it will have to triple the size of its switching facilities to meet the customer demand for its telecom services. These new switches will be designed to work in tandem with THC's existing NACT platform.

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

During the quarter ended March 31, 2002, the Company issued 310 Preferred B shares and received $310,000. The sales of such shares were made pursuant to
Section 4(2) of the Securities Act of 1933 to accredited investors.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Company nor any of its property is a party to any pending or threatened legal proceedings.


Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2002, the Company issued 310 Preferred B shares and received $310,000. The sales of such shares were made pursuant to
Section 4(2) of the Securities Act of 1933 to accredited investors.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K

The Company filed a Report on Form 8-K on February 5, 2002 with respect to a merger transaction with THC Internet Solutions, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.




                                           THC COMMUNICATIONS, INC.


May 23, 2002                               By:/s/KEVIN MORAN
                                              ----------------------------------
                                                  Kevin Moran,
                                                    President